Form 10-Q
period 1996-04-27
VENTURE STORES INC
filed 1996-06-11
CIK 864968

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 27, 1996

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number      1-10590

                       VENTURE STORES, INC.
     (Exact name of registrant as specified in its charter)

      Delaware                                        43-0914490
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

      2001 East Terra Lane, O'Fallon, Missouri        63366-0110
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (314) 281-5500

                        Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 1996:

             Common stock, $1 par value - 17,547,947

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                           Venture Stores, Inc.
                      Condensed Statement of Earnings
                                (Unaudited)

(thousands, except per share data)

                                                     13 WEEKS ENDED
                                                 April 27,    April 29,
                                                   1996         1995


Net Sales                                      $  351,240   $   440,916

Costs and expenses:
  Cost of merchandise sold                        260,336       332,047
  Selling, general, administrative
    and other expenses                             81,794       110,740
  Net interest expense                              6,112         3,408

Earnings (loss) before income taxes                 2,998        (5,279)
Income tax provision (benefit)                      1,261        (2,088)

NET EARNINGS (LOSS)                            $    1,737    $   (3,191)

Dividends on preferred stock                          625           625

NET EARNINGS (LOSS) AVAILABLE TO
  COMMON SHAREOWNERS                           $    1,112    $   (3,816)

EARNINGS (LOSS) PER COMMON SHARE               $     0.06    $    (0.22)

DIVIDENDS DECLARED PER COMMON SHARE            $    0.000    $    0.145

AVERAGE COMMON SHARES OUTSTANDING                  17,471        17,261


See accompanying Notes to Condensed Financial Statements.

                           Venture Stores, Inc.
                          Condensed Balance Sheet
(thousands)

                                      (Unaudited)  (Unaudited)
                                       April 27,    April 29,  January 27,
                                         1996         1995        1996

ASSETS
Current assets:
   Cash and cash equivalents          $  38,671    $  16,050    $  57,465
   Accounts receivable, net              13,679       14,052       14,290
   Merchandise inventories              326,812      326,897      303,200
   Prepaid income taxes                   4,836        3,219       13,663
   Other current assets                  16,235       12,391        7,746

Total current assets                    400,233      372,609      396,364

Property and equipment, at cost         530,443      510,470      531,763
Accumulated depreciation               (152,996)    (140,815)    (145,212)

Property and equipment, net             377,447      369,655      386,551

Other assets                              5,315        5,330        5,228

TOTAL ASSETS                          $ 782,995    $ 747,594    $ 788,143

LIABILITIES AND SHAREOWNERS'
INVESTMENT
Current liabilities:
   Short-term debt                    $ 112,000    $  31,000    $ 115,000
   Current maturities of long-
     term debt                            4,093        3,021        3,905
   Accounts payable                     120,669      177,243      132,806
   Accrued expenses                      63,683       79,300       84,036

Total current liabilities               300,445      290,564      335,747

Long-term debt                          182,373      151,981      168,529
Other liabilities                         3,824        2,923        3,915

Deferred gain on sale/leaseback          20,148       21,585       20,507
Deferred income taxes                    32,854       19,878       18,440
Deferred investment tax credit(ITC)         -            245           56

Shareowners' investment                 243,351      260,418      240,949

TOTAL LIABILITIES AND SHAREOWNERS'
  INVESTMENT                          $ 782,995    $ 747,594    $ 788,143


See accompanying Notes to Condensed Financial Statements.

                           Venture Stores, Inc.
                     Condensed Statement of Cash Flows
                                (Unaudited)
(thousands)
                                                      13 WEEKS ENDED
                                                  April 27,   April 29,
                                                    1996        1995

OPERATING ACTIVITIES:
  Net earnings (loss)                            $   1,737   $  (3,191)
  Items not requiring the outlay of cash:
    Depreciation and amortization                    7,596       7,805
    Deferred income tax and ITC                     14,358         621
    Other                                             (194)          0
  Working capital and other                        (54,294)    (74,743)
  Total operating activities                       (30,797)    (69,508)

INVESTING ACTIVITIES:
  Net additions of property and equipment           (1,103)    (15,064)
  Proceeds from sale of assets                       2,617           0
  Other                                                 82          82
  Total investing activities                         1,596     (14,982)

FINANCING ACTIVITIES:
  Repayments of long-term debt                        (968)       (779)
  Proceeds from sale/leaseback                      15,000           0
  Short-term borrowings                             (3,000)     31,000
  Dividends                                           (625)     (3,128)
  Proceeds from exercised stock options                  0          73
  Total financing activities                        10,407      27,166

DECREASE IN CASH AND CASH EQUIVALENTS              (18,794)    (57,324)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      57,465      73,374


CASH AND CASH EQUIVALENTS, END OF PERIOD         $  38,671   $  16,050

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
  Interest                                       $   4,863   $   2,636
  Income taxes                                   $ (23,989)  $   9,844



During the first quarter of 1996, the company made a non-cash contribution of its common stock to the Venture Profit Sharing Plan, which represented the entire 1995 company contribution. This contribution consisted of 199,985 shares of common stock with an average market price of $4.80 per share.

See accompanying Notes to Condensed Financial Statements.

                      VENTURE STORES, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   INTERIM PRESENTATION
     The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 27, 1996, and the accompanying notes thereto included in the company's 1995 Annual Report to Shareowners. In the opinion of management, this information is fairly presented and all adjustments, of a normal, recurring nature, which are necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. The interim operating results exclude the Christmas season and therefore may not be indicative of the operating results that may be expected for the full fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.

2. Net earnings (loss) per common share are computed by dividing net earnings (loss), after deducting preferred dividend requirements, by the weighted average number of common shares outstanding. Common stock equivalents had no material dilutive effect on net earnings (loss) per common share during the periods presented.

3. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires that long-lived assets and certain intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This standard also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. In the first quarter of 1996, the company adopted this statement and determined that no impairment loss needs to be recognized.

4. On January 29, 1996, the company sold six store properties for $15.0 million. Simultaneously the company entered into a 25-year below market lease of the properties with the new owner. The transaction was accounted for as a financing in accordance with SFAS No. 98, "Accounting for Leases," and the related obligation is included in long-term debt and current maturities of long-term debt. The obligation is being amortized over the lease term. The minimum annual rent which the company is obligated to pay during the lease term is $1.9 million.

5. In May 1996, the shareowners approved an amendment to the Venture Stores, Inc. 1992 Long Term Performance Plan, to allow for implementation of a restricted stock program for key executives. Under the plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and performance awards may be granted. Options granted under the plan will be granted at the market price on the date of grant, have a maximum term of 10 years, may be exercised in installments only after stated intervals of time, and are conditioned upon continued active employment with the company, except for periods following retirement, disability or death. Restricted stock grants may be issued at a purchase price less than market price on the date of grant, or as a bonus, and may be subject to restrictions, conditions, terms and/or performance goals such as return on net assets, earnings per share, share price change, return on equity, free cash flow per share and operating earnings. A maximum of 1.5 million shares of common stock may be issued under the plan. On May 24, 1996, 704,200 shares of restricted stock were granted under the plan.

6. Subsequent to the first quarter of 1996, BankAmerica Business Credit, Inc. committed, subject to the negotiation of definitive documentation and the fulfillment of other conditions, to provide the company a three year secured credit facility (the "Credit Facility") consisting of revolving credit loans and letters of credit of up to $225 million in the aggregate, with a sublimit of $125 million for letters of credit. The Credit Facility will require the company to meet a quarterly fixed charge coverage ratio and other covenants to be set forth in the definitive documents.

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

First quarter 1996 sales were $351.2 million, down 20.3% from $440.9 million during the same period in 1995. Comparable store sales for the first quarter declined 18.9%. First quarter sales were negatively impacted by the closing of six stores on March 30, 1996. These six stores were part of the previously announced plan to close ten stores. Sales were also negatively impacted by the elimination or reduction of historically low-margin product lines, including certain categories of hardware, automotive, and sporting goods in connection with the company's margin based repositioning strategy, and the conversion of four stores to temporary chain-wide clearance centers. The company's plans reflect a store-for-store sales decline for the balance of 1996.

Earnings per common share for the first quarter of 1996 was $0.06 compared with loss per common share of $0.22 for the comparable 1995 period. Net earnings available to common shareowners was $1.1 million for the first quarter of 1996 as compared with net loss applicable to common shareowners of $3.8 million for the comparable 1995 period. First quarter of 1996 included a pre-tax gain from a real estate transaction of $1.5 million, or $0.05 per share, related to the reduction of recorded reserves on a closed store due to the property being subleased, subject to the landlord's approval.

First quarter of 1995 included non-recurring charges of $3.6 million ($2.2 million after-tax or $0.13 per share) to complete the implementation of the image builder program. Of this amount, $.3 million is included in cost of merchandise sold and $3.3 million is included in selling, general, administrative and other expenses.

The components of the earnings (loss) as a percent of sales were as follows:

                                                13 Weeks Ended
                                               Apr. 27,  Apr.29,
                                                1996      1995
Net sales                                      100.0%    100.0%
Cost of merchandise sold (before LIFO charge)   74.0      75.2
LIFO charge                                      0.1       0.1
Gross margin                                    25.9      24.7
Selling, general, administrative
   and other expenses                           23.3      25.1
Operating income (loss)                          2.6      (0.4)
Net interest expense                             1.7       0.8
Earnings (loss) before income taxes               .9      (1.2)
Income tax provision (benefit)                    .4      (0.5)
Net earnings (loss)                               .5 %    (0.7)%

Gross margin as a percent of sales increased during the first quarter over the same period from the prior year primarily due to an increase in sales of higher margin softline items as a percentage of sales and the exiting or downsizing of historically low-margin product lines while expanding merchandise assortments in home, family apparel, and leisure categories as part of the repositioning completed in early March of 1996.

Selling, general, administrative and other expenses as a percent of sales decreased in the first quarter of 1996 compared to the first quarter of 1995, largely due to the company's expense reduction and stringent cost control efforts. Payroll and payroll taxes decreased $17.5 million in the first quarter of 1996 over the first quarter of 1995 as a result of the reduction of the workforce by approximately 950 positions during the second quarter of 1995, the elimination of 390 sales support positions in connection with a realignment of the company's store organization in the first quarter of 1996, and the decrease in the number of stores from first quarter of 1995 to first quarter of 1996. Other factors contributing to the decrease in selling, general, administrative and other expenses were a decrease in retirement expense as a result of the suspension of benefit accruals under the retirement plan as of January 1, 1996 and reduction of certain previously provided benefit accruals, a decrease in insurance expense resulting from the reduction in the workforce and the reduction of certain insurance accruals no longer required, the reduction of recorded reserves on a closed store due to the property being subleased as described above, and a decrease in credit card fees paid due to the decline in sales. Advertising expense was higher than the prior year due to the cost to launch the repositioning strategy.

Net interest expense increased during the first quarter of 1996 compared to the same period in 1995 due to the increase in short-term borrowings and the financing obligation resulting from the sale/leaseback transactions in the fourth quarter of 1995 and the first quarter of 1996.

FINANCIAL CONDITION

The company maintains with several domestic and foreign banks an unsecured credit facility (the "Revolving Credit Facility") that provides for $175.0 million of committed borrowings and letters of credit, subject to a sub-limit of $125.0 million of borrowings. The Revolving Credit Facility, which expires September 4, 1997, prohibits the payment of dividends on its common stock.

Subsequent to the first quarter of 1996, BankAmerica Business Credit, Inc. committed, subject to the negotiation of definitive documentation and the fulfillment of other conditions, to provide the company a three year secured credit facility (the "Credit Facility") consisting of revolving credit loans and letters of credit of up to $225 million in the aggregate, with a sublimit of $125 million for letters of credit. The Credit Facility will require the company to meet a quarterly fixed charge coverage ratio and other covenants to be set forth in the definitive documents.

The company's debt-to-capitalization ratio (including the present value of operating leases) was 65.3% at April 27, 1996 compared to 59.9% at the end of the first quarter of 1995 and 66.3% at year-end 1995.

During the first quarter of 1996, the company completed a sale/leaseback of six store properties for $15.0 million. The sale/leaseback was accounted for as a financing transaction in accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases", because of the below market rents. The proceeds from the sale/leaseback were used to meet working capital and capital expenditure needs associated with the repositioning and for other corporate purposes. The obligation from the sale/leaseback is included in long-term debt and current maturities of long-term debt, causing the increase in long-term debt between year-end 1995 and April 1996.

Long-term debt increased between the first quarters of 1995 and 1996 primarily due to obligations from the $15.0 million sale/leaseback in the first quarter of 1996 and the $25.0 million sale/leaseback of 10 store properties in the fourth quarter of 1995, net of a $5.0 million prepayment under the terms of an amendment to the company's secured loan agreement with Principal Mutual Life Insurance Company in 1995 and other regularly-scheduled maturities of long-term debt and capital leases.

The increase in short-term debt and decrease in accounts payable at April 27, 1996 compared with April 29, 1995 reflect the company's greater reliance on short-term debt to fund working capital as a result of reduced sales and moderate earnings. The company's voluntary shortening of payment terms to take advantage of additional trade discounts and a general tightening of credit terms during the fourth quarter of 1995 contributed to the decrease in accounts payable in 1996 over first quarter of 1995.

The increase in non-current deferred income taxes resulted primarily from the sale/leaseback of 16 store properties in 1995 and 1996. For book purposes, the sale/leaseback transactions were recorded under the financing method with no gain or loss recognized. The property continues to be reported as assets on the books of the company. As future book depreciation is recorded on the sale/leaseback assets, the related deferred income tax liability will be reduced. The decrease in prepaid income taxes in 1996 over year-end 1995 is primarily the result of the company receiving a tax refund for the 1995 tax year in the first quarter of 1996, offset by the change in deferred taxes discussed above.

The decrease in accrued expenses in the first quarter of 1996 over year-end 1995 is largely due to a $9.2 million reduction in the accrued liabilities for construction in process related principally to remodeling and refixturing for the repositioning which was completed in the first quarter of 1996 and a $4.8 million decrease in reserves related to store closings. A decrease in accrued real estate taxes as a result of prepaying certain real estate taxes in connection with the sale/leaseback transactions also contributed to the decrease in accrued expenses in the first quarter of 1996 over year end 1995. The decrease in accrued expenses in the first quarter of 1996 over the first quarter of 1995 is primarily due to a decrease in payroll, benefit, and insurance accruals resulting from the reduced workforce and the curtailment of the retirement plan, the decrease in real estate taxes from the sale/leaseback transactions as discussed above, and a decrease in the accrual for nonrecurring costs in connection with the image builder program.

A $7.8 million increase in prepaid advertising expense contributed to most of the increase in other current assets from year end 1995. The increase in other current assets in first quarter of 1996 over first quarter of 1995 was caused by an increase in prepaid advertising expense, offset by a $4.4 million decrease in receivables primarily from the refund of a cash bond upon favorable dismissal of a lawsuit against the company.

The decline in capital expenditures from $15.1 million in the first 13 weeks of 1995 to $1.1 million in the first 13 weeks in 1996 is primarily due to the fact that there will be no new store openings in the current year. Two stores were opened in the first quarter of 1995 (one in Houston and one in Amarillo, Texas). Six stores were closed in the first quarter of 1996 (three in Indianapolis, one in Chicago, one in Houston, and one in Champaign, Illinois), and four stores (two in Indianapolis, one in Chicago, and one in Houston) were converted to clearance center formats temporarily to facilitate the conversion to a family value department store. The capital expenditure budget totals approximately $18.0 million for 1996, with no new store openings planned for 1996. Subsequent to the first quarter of 1996, the company reopened the clearance center in Houston, Texas, as a family value department store. The company also announced plans to reopen five more stores, which were previously closed or being operated as clearance centers, as family value department stores. These stores include four stores in Indianapolis (of which two were operating as clearance centers) which are scheduled to reopen before August of 1996 and one in Houston which is scheduled to reopen in October of 1996.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The company's Annual Meeting of Shareowners was held May 24,
     1996. In addition to the election of Directors and the ratification of independent auditors, the shareowners approved the amendment to the Venture Stores, Inc. 1992 Long
     Term Performance Plan.

     The results of the voting were as follows:
                                                 Votes
                                                Withheld
                                      Votes       or
                                       For      Against Abstained
     I.   Election of Directors:

          Timothy F. Finley        15,403,213    705,417     -
          Lawrence J. Young        15,396,080    712,550     -

     II.  Approval of an amendment 14,444,691  1,542,626  121,313 to the Venture Stores,
          Inc. 1992 Long Term
          Performance Plan

     III. Ratification of          15,813,382    236,336   58,912
          independent auditors

     There were no broker non-votes on any of the matters submitted to a vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1      Third Amendment to the Restricted Stock Plan for
               Non-Management Directors of Venture Stores, Inc., executed May 10, 1996.

     10.2      First Amendment to the Retirement Plan for Non-
               Management Directors of Venture Stores, Inc., executed May 10, 1996.

     11        Computation of Earnings per Common Share

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended April 27, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VENTURE STORES, INC.
                                                (Registrant)


Date:  June 11, 1996                      By:\s\ Eugene Caldwell

                                          Eugene Caldwell
                                          Senior Vice President
                                          Chief Financial Officer

                          Exhibit Index

Exhibit No.         Description


10.1 Third Amendment to the Restricted Stock Plan for Non-Management Directors of Venture
          Stores, Inc., executed May 10, 1996.

10.2      First Amendment to the Retirement Plan for Non-
          Management Directors of Venture Stores, Inc., executed May 10, 1996.

11        Computation of Earnings per Common Share

27        Financial Data Schedule