Form 10-Q
period 1996-07-27
VENTURE STORES INC
filed 1996-09-09
CIK 864968

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 27, 1996

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


Commission File Number      1-10590

                       VENTURE STORES, INC.
     (Exact name of registrant as specified in its charter)

      Delaware                                        43-0914490
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

      2001 East Terra Lane, O'Fallon, Missouri        63366-0110
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (314)281-5500

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

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 1996:

             Common stock, $1 par value - 18,284,525




PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                           Venture Stores, Inc.
                      Condensed Statement of Earnings
                                (Unaudited)

(thousands, except per share data)

                               13 WEEKS ENDED           26 WEEKS ENDED
                            July 27,    July 29,     July 27,    July 29,
                              1996        1995         1996        1995



Net Sales                 $  329,423  $  456,830    $  680,663  $  897,746

Costs and expenses:
  Cost of merchandise
    sold                     246,218     348,629       506,554     680,676
  Selling, general,
    administrative and
    other expenses            83,631     132,846       165,425     243,586
  Net interest expense         6,499       4,017        12,611       7,425

Earnings (loss) before
  Income taxes                (6,925)    (28,662)       (3,927)    (33,941)
Income tax provision
  (benefit)                   (3,115)    (11,321)       (1,854)    (13,408)

NET EARNINGS (LOSS)       $   (3,810) $  (17,341)   $   (2,073) $  (20,533)

Dividends on preferred
  stock                          625         625         1,250       1,250

NET EARNINGS (LOSS)
  AVAILABLE TO COMMON
  SHAREOWNERS             $   (4,435) $  (17,966)   $   (3,323) $  (21,783)

EARNINGS (LOSS) PER
  COMMON SHARE            $    (0.24) $    (1.04)   $    (0.19) $    (1.26)

DIVIDENDS DECLARED PER
  COMMON SHARE            $    0.000  $    0.070    $    0.000  $    0.215

AVERAGE COMMON SHARES
  OUTSTANDING                 18,113      17,310        17,792      17,286


See accompanying Notes to Condensed Financial Statements.

                            Venture Stores, Inc.
                          Condensed Balance Sheet
(thousands)

                                      (Unaudited)  (Unaudited)
                                       July 27,     July 29,   January 27,
                                         1996         1995        1996

ASSETS
Current assets:
   Cash and cash equivalents          $  20,938    $  16,509    $  57,465
   Accounts receivable, net              13,827       10,118       14,290
   Merchandise inventories              302,618      317,176      303,200
   Prepaid income taxes                   5,583       15,703       13,663
   Other current assets                  12,884       11,249        7,746

Total current assets                    335,850      370,755      396,364

Property and equipment, at cost         534,552      523,285      531,763
Accumulated depreciation               (161,415)    (148,879)    (145,212)

Property and equipment, net             373,137      374,406      386,551

Other assets                              7,335        4,842        5,228

TOTAL ASSETS                          $ 736,322    $ 750,003    $ 788,143

LIABILITIES AND SHAREOWNERS'
INVESTMENT
Current liabilities:
   Short-term debt                    $  85,000    $  35,000    $ 115,000
   Current maturities of long-
     term debt                            4,184        3,027        3,905
   Accounts payable                     110,842      181,059      132,806
   Accrued expenses                      58,919       94,959       84,036

Total current liabilities               258,945      314,045      335,747

Long-term debt                          181,292      151,195      168,529
Other liabilities                         3,812        2,897        3,915

Deferred gain on sale/leaseback          19,788       21,226       20,507
Deferred income taxes                    32,854       18,722       18,440
Deferred investment tax credit(ITC)         -            180           56

Shareowners' investment                 239,631      241,738      240,949

TOTAL LIABILITIES AND SHAREOWNERS'
  INVESTMENT                          $ 736,322    $ 750,003    $ 788,143


See accompanying Notes to Condensed Financial Statements.

                           Venture Stores, Inc.
                     Condensed Statement of Cash Flows
                                (Unaudited)

(dollars in thousands, except per share)
                                                      26 WEEKS ENDED
                                                  July 27,    July 29,
                                                    1996        1995
OPERATING ACTIVITIES:
  Net earnings (loss)                            $  (2,073)  $ (20,533)
  Items not requiring the outlay of cash:
    Depreciation and amortization                   15,857      15,698
    Deferred income tax and ITC                     14,358        (600)
    Other                                              279           0
  Working capital and other                        (41,977)    (52,980)
  Total operating activities                       (13,556)    (58,415)

INVESTING ACTIVITIES:
  Net additions of property and equipment           (5,212)    (27,879)
  Proceeds from sale of assets                       2,617           0
  Other                                                129         382
  Total investing activities                        (2,466)    (27,497)

FINANCING ACTIVITIES:
  Repayments of long-term debt                      (1,958)     (1,559)
  Proceeds from sale/leaseback                      15,000           0
  Short-term borrowings                            (30,000)     35,000
  Dividends                                         (1,250)     (4,965)
  Proceeds from exercised stock options                  0         571
  Other                                             (2,297)          0
  Total financing activities                       (20,505)     29,047

DECREASE IN CASH AND CASH EQUIVALENTS              (36,527)    (56,865)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      57,465      73,374

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  20,938   $  16,509

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
  Interest                                       $  12,841   $   8,015
  Income taxes                                   $ (26,382)  $  10,810

During the first quarter of 1996, the company made a non-cash contribution of its common stock to the Venture Profit Sharing Plan, which represented the entire 1995 company contribution. This contribution consisted of 199,985 shares of common stock with an average market price of $4.80 per share. During the second quarter of 1996, the company granted 704,200 shares of restricted stock with a market price of $7.75 per share on the date of grant. $472 was charged to expense in the second quarter of 1996 related to these shares of restricted stock, which will vest no later than five years from the date of grant.

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

6. On June 28, 1996, the company terminated its unsecured credit facility with several domestic and foreign banks and entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate of financial institutions for a secured revolving credit facility (the "Credit Facility") consisting of revolving credit loans and letters of credit of up to $225 million in the aggregate, with a sublimit of $125 million for letters of credit. The Credit Facility is in effect until June 27, 1999, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding real estate and certain property under leases. The Credit Facility requires the company to meet certain quarterly covenants, including a fixed charge coverage ratio. Under the terms of the Credit Facility, the company is prohibited from paying dividends on its common stock. As of July 27, 1996, the company was in compliance with these covenants.

     Interest on borrowings under the Credit Facility is payable based on multiple rate options. Additionally, the company is required to pay certain unused line fees and letter of credit fees.



Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


RESULTS OF OPERATIONS

Second quarter 1996 sales were $329.4 million, down 27.9% from $456.8 million during the same period in 1995. Comparable store sales for the second quarter declined 23.1%. For the 26 weeks ended July 27, 1996, sales were $680.7 million, a decrease of 24.2% from $897.7 million in the 26 weeks ended July 29, 1995. Total sales for the second quarter and year-to-date were negatively impacted by the closing of six stores on March 30, 1996 and the conversion of four stores to temporary chain-wide clearance centers. The company reopened one clearance center in Houston, Texas as a family value store on June 7, 1996, and reopened four stores in Indianapolis (two which were operating as clearance centers and two which were closed) on July 31, 1996. Sales for both periods of 1996 were also negatively impacted by the elimination or reduction of historically low-margin product lines, including certain categories of hardware, automotive, and sporting goods, in connection with the company's margin based repositioning strategy. The company's plans reflect a store-for-store sales decline for the third and fourth quarters of 1996.

Loss per common share for the second quarter and year-to-date periods of 1996 was $0.24 and $0.19, respectively, compared with loss per common share of $1.04 and $1.26 for the comparable 1995 periods. Net loss applicable to common shareowners was $4.4 million and $3.3 million for the second quarter and first 26 weeks of 1996, respectively, as compared with net loss applicable to common shareowners of $18.0 million and $21.8 million for the comparable 1995 periods. The first 26 weeks of 1996 included a pre-tax gain from a real estate transaction of $2.1 million, or $0.07 per share, related to the reduction of recorded reserves on a closed store due to the property being subleased, subject to the landlord's approval.

Second quarter of 1995 included nonrecurring charges of $16.0 million ($9.7 million after-tax or $0.56 per share) incurred in connection with the August 1995 closing of three stores and the company's expense reduction and repositioning programs. These nonrecurring charges are included in selling, general, administrative and other expenses. Year-to-date 1995 included nonrecurring charges of $19.6 million ($11.9 million after-tax or $0.69 per share) to complete the image builder program and for the store closings, expense reduction, and repositioning programs. Of the year-to-date amount, $0.3 million is included in cost of merchandise sold and $19.3 million is included in selling, general, administrative and other expenses.

The components of the net earnings (loss) as a percent of sales were as follows:

                             13 Weeks Ended     26 Weeks Ended
                            July 27, July 29,  July 27, July 29,
                              1996     1995      1996    1995
Net sales                    100.0%   100.0%   100.0%    100.0%
Cost of merchandise sold
 (before LIFO charge)         74.9     76.2     74.4      75.7
LIFO charge                   (0.2)     0.1      0.0       0.1
Gross margin                  25.3     23.7     25.6      24.2
Selling, general, admin.
   and other expenses         25.4     29.1     24.3      27.2
Operating income (loss)       (0.1)    (5.4)     1.3      (3.0)
Net interest expense           2.0      0.9      1.9       0.8
Loss before income taxes      (2.1)    (6.3)    (0.6)     (3.8)
Income tax benefit            (0.9)    (2.5)    (0.3)     (1.5)
Net earnings (loss)           (1.2)%   (3.8)%   (0.3)%    (2.3)%

Gross margin as a percent of sales increased during the second quarter and first 26 weeks of 1996 over the same periods from the prior year primarily due to an increase in sales of higher margin softline items as a percentage of sales, the exiting or downsizing of historically low-margin product lines and expansion of merchandise assortments in home, family apparel, and leisure categories as part of the repositioning, and reduced permanent markdowns in the 1996 periods.

The second quarter of 1996 included a LIFO credit of $0.5 million, compared with a LIFO charge of $0.4 million in the second quarter of 1995. For the first 26 weeks of 1996, LIFO was $0.0 million, compared with a LIFO charge of $0.4 million for the same period in 1995.

Selling, general, administrative and other expenses as a percent of sales decreased in the second quarter and year-to-date periods of 1996 compared to the second quarter and year-to-date periods of 1995, largely due to the company's expense reduction and stringent cost control efforts. Payroll and payroll taxes decreased $23.7 million and $41.1 million in the second quarter and first 26 weeks of 1996 over the same periods of 1995 as a result of the reduction of the workforce by approximately 950 positions during the second quarter of 1995, the elimination of 390 sales support positions in connection with a realignment of the company's store organization in the first quarter of 1996, and the decrease in the number of stores from the quarter and year-to-date periods of 1995 to the same periods in 1996. As previously discussed, selling, general, administrative and other expenses for the second quarter and year-to-date periods of 1995 included nonrecurring charges of $9.7 million and $19.3 million, respectively. Other factors contributing to the decrease in selling, general, administrative and other expenses were a decrease in retirement expense as a result of the suspension of benefit accruals under the retirement plan as of January 1, 1996 and reduction of certain previously provided benefit accruals, a decrease in insurance expense resulting from the reduction in the workforce and the reduction of certain insurance accruals no longer required, the reduction of recorded reserves on a closed store due to the property being subleased as described above, and a decrease in credit card fees paid due to the decline in sales.

Net interest expense increased during the second quarter and first 26 weeks of 1996 compared to the same periods in 1995 due to the increase in short-term borrowings and the financing obligation resulting from the sale/leaseback transactions in the fourth quarter of 1995 and the first quarter of 1996.


FINANCIAL CONDITION

On June 28, 1996, the company terminated its unsecured credit facility with several domestic and foreign banks and entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate of financial institutions for a secured revolving credit facility (the "Credit Facility") consisting of revolving credit loans and letters of credit of up to $225 million in the aggregate, with a sublimit of $125 million for letters of credit. The Credit Facility is in effect until June 27, 1999, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding real estate and certain property under leases. The Credit Facility requires the company to meet certain financial covenants, including a minimum fixed charge coverage ratio. Under the terms of the Credit Facility, the company is prohibited from paying dividends on its common stock. As of July 27, 1996, the company was in compliance with these covenants.

Interest on borrowings under the Credit Facility is payable based on multiple rate options. Additionally, the company is required to pay certain unused line fees and letter of credit fees.

The company's debt-to-capitalization ratio (including the present value of operating leases) was 64.4% at July 27, 1996 compared to 62.0% at the end of the second quarter of 1995 and 66.3% at year-end 1995.

During the first quarter of 1996, the company completed a sale/leaseback of six store properties for $15.0 million. The sale/leaseback was accounted for as a financing transaction in accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases", because of the below market rents. The proceeds from the sale/leaseback were used to meet working capital and capital expenditure needs associated with the repositioning and for other corporate purposes. The obligation from the sale/leaseback is included in long-term debt and current maturities of long-term debt, causing the increase in long-term debt between year-end 1995 and July 1996.

Long-term debt increased between the second quarters of 1995 and 1996 primarily due to obligations from the $15.0 million sale/leaseback in the first quarter of 1996 and the $25.0 million sale/leaseback of 10 store properties in the fourth quarter of 1995, net of a $5.0 million prepayment under the terms of an amendment to the company's secured loan agreement with Principal Mutual Life Insurance Company in 1995 and other regularly-scheduled maturities of long-term debt and capital leases.

The increase in short-term debt and decrease in accounts payable at July 27, 1996 compared with July 29, 1995 reflect the company's greater reliance on short-term debt to fund working capital as a result of reduced sales and the net loss. The decrease in accounts payable is primarily due to a reduction in receipts of merchandise in the current year compared to last year based on the company's sales trend.

The increase in non-current deferred income taxes resulted primarily from the sale/leaseback of 16 store properties in 1995 and 1996. For book purposes, the sale/leaseback transactions were recorded under the financing method with no gain or loss recognized. The properties continue to be reported as assets on the books of the company. As future book depreciation is recorded on the sale/leaseback assets, the related deferred income tax liability will be reduced. The decrease in prepaid income taxes in 1996 over year-end 1995 is primarily the result of the company receiving a tax refund for the 1995 tax year in the first quarter of 1996, offset by the change in deferred taxes discussed above. The decrease in prepaid income taxes in July 1996 over July 1995 is due primarily to a larger net operating loss in the first two quarters of 1995.

The decrease in accrued expenses in the second quarter of 1996 over year-end 1995 is largely due to a $11.8 million reduction in the accrued liabilities for construction in process related principally to remodeling and refixturing for the repositioning which was completed in the first quarter of 1996 and a $6.5 million decrease in reserves related to store closings. A decrease in accrued severance costs and a decrease in payroll, benefit, and insurance accruals resulting from the reduced workforce and the suspension of benefit accruals under the retirement plan also contributed to the decrease in accrued expenses in the second quarter of 1996 over year end 1995. The decrease in accrued expenses in the second quarter of 1996 over the second quarter of 1995 is primarily due to a $10.7 million decrease in payroll, benefit, and insurance accruals resulting from the reduced workforce and the suspension of benefit accruals under the retirement plan, a $17.0 million decrease in reserves related to store closings, a $4.9 million decrease in real estate and personal property taxes, and a $1.4 million decrease in the accrual for nonrecurring costs in connection with the image builder program.

A $3.2 million increase in prepaid advertising expense and a $1.0 million increase in deferred preopening expenses for stores that will reopen in 1996 contributed to most of the increase in other current assets from year end 1995.

The capital expenditure budget totals approximately $18.0 million for 1996, including approximately $2.5 million to open one new store in the fall of 1996. The decline in capital expenditures from $27.9 million in the first 26 weeks of 1995 to $5.2 million in the first 26 weeks in 1996 is primarily due to the fact that there were no new store openings in the first two quarters of the current year. Two stores were opened in the first quarter of 1995 (one in Houston and one in Amarillo, Texas)and two stores were opened during the second quarter of 1995 (one in Fort Worth and one in Houston, Texas). Six stores were closed in the first quarter of 1996 (three in Indianapolis, one in Chicago, one in Houston, and one in Champaign, Illinois), and four stores (two in Indianapolis, one in Chicago, and one in Houston) were converted to clearance center formats temporarily to facilitate the conversion to a family value store. During the second quarter of 1996, the company reopened the clearance center in Houston, Texas, as a family value store. Subsequent to the second quarter of 1996, the company reopened four stores in Indianapolis (two of which were operating as clearance centers and two of which were closed) as family value stores. The company plans to reopen one store in Houston in the fall of 1996.



PART II - OTHER INFORMATION

Item 2.   Changes in Securities

On June 28, 1996, the company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate of financial institutions for a secured revolving credit facility,(the "Credit Facility"), which prohibits the payment of cash dividends on the company's common stock. The credit facility expires June 27, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10        Loan and Security Agreement, dated as of June 28,
               1996, between the company and BankAmerica Business
               Credit, Inc. as Agent

     11        Computation of Earnings per Common Share

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended July 27, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VENTURE STORES, INC.
                                                (Registrant)


Date: September 9, 1996                  By:\s\Eugene Caldwell
                                         Eugene Caldwell
                                         Senior Vice President
                                         Chief Financial Officer


                          Exhibit Index


Exhibit No.   Description


10 Loan and Security Agreement, dated as of June 28, 1996, between the company and and BankAmerica Business Credit, Inc. as Agent

11        Computation of Earnings per Common Share

27        Financial Data Schedule