Form 10-Q
period 1996-10-26
VENTURE STORES INC
filed 1996-12-09
CIK 864968

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 26, 1996
                                OR

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

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 1996:

             Common stock, $1 par value - 18,262,525



PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                           Venture Stores, Inc.
                      Condensed Statement of Earnings
                                (Unaudited)

(thousands, except per share data)

                               13 WEEKS ENDED           39 WEEKS ENDED
                          October 26, October 28,  October 26, October 28,
                              1996        1995         1996        1995


Net Sales                 $  330,233  $  444,612   $1,010,896  $1,342,358

Costs and expenses:
  Cost of merchandise
    sold                     246,506     345,460      753,060   1,026,136
  Selling, general,
    administrative and
    other expenses            93,352     114,135      258,777     357,721
  Net interest expense         7,262       4,779       19,873      12,204

Earnings (loss) before
  income taxes               (16,887)    (19,762)     (20,814)    (53,703)
Income tax provision
  (benefit)                   (7,684)     (7,182)      (9,538)    (20,590)

NET EARNINGS (LOSS)       $   (9,203) $  (12,580)  $  (11,276) $  (33,113)

Dividends on preferred
  stock                          625         625        1,875       1,875

NET EARNINGS (LOSS)
  AVAILABLE TO COMMON
  SHAREOWNERS             $   (9,828) $  (13,205)  $  (13,151) $  (34,988)

EARNINGS (LOSS) PER
  COMMON SHARE            $    (0.54) $    (0.76)  $    (0.73) $    (2.02)

DIVIDENDS DECLARED PER
  COMMON SHARE            $    0.000  $    0.000   $    0.000  $    0.215

AVERAGE COMMON SHARES
  OUTSTANDING                 18,257      17,316       17,947      17,296


See accompanying Notes to Condensed Financial Statements.

                            Venture Stores, Inc.
                          Condensed Balance Sheet
(thousands)

                                     (Unaudited)  (Unaudited)
                                     October 26,  October 28,  January 27,
                                         1996         1995         1996

ASSETS
Current assets:
   Cash and cash equivalents         $   11,656   $   17,468   $   57,465
   Accounts receivable, net              16,058       12,751       14,290
   Merchandise inventories              407,202      386,555      303,200
   Prepaid income taxes                  13,371       22,908       13,663
   Other current assets                  11,584        7,934        7,746

Total current assets                    459,871      447,616      396,364

Property and equipment, at cost         537,401      529,875      531,763
Accumulated depreciation               (169,137)    (157,085)    (145,212)

Property and equipment, net             368,264      372,790      386,551

Other assets                              6,575        4,181        5,228

TOTAL ASSETS                         $  834,710   $  824,587   $  788,143

LIABILITIES AND SHAREOWNERS'
INVESTMENT
Current liabilities:
   Short-term debt                   $  164,530   $  114,000   $  115,000
   Current maturities of long-
     term debt                            4,276        8,090        3,905
   Accounts payable                     147,643      184,574      132,806
   Accrued expenses                      52,224      100,306       84,036

Total current liabilities               368,673      406,970      335,747

Long-term debt                          180,187      145,393      168,529
Other liabilities                         3,745        3,945        3,915

Deferred gain on sale/leaseback          19,429       20,866       20,507
Deferred income taxes                    32,854       18,765       18,440
Deferred investment tax credit(ITC)         -            116           56

Shareowners' investment                 229,822      228,532      240,949

TOTAL LIABILITIES AND SHAREOWNERS'
  INVESTMENT                         $  834,710   $  824,587   $  788,143


See accompanying Notes to Condensed Financial Statements.

                           Venture Stores, Inc.
                     Condensed Statement of Cash Flows
                                (Unaudited)

(dollars in thousands, except per share)
                                                      39 WEEKS ENDED
                                                October 26,  October 28,
                                                   1996         1995
OPERATING ACTIVITIES:
  Net earnings (loss)                           $  (11,276)  $  (33,113)
  Items not requiring the outlay of cash:
    Depreciation and amortization                   23,992       23,744
    Deferred income tax and ITC                     14,358         (621)
    Other                                            1,391            0
  Working capital and other                       (124,197)    (118,971)
  Total operating activities                       (95,732)    (128,961)

INVESTING ACTIVITIES:
  Additions of property and equipment              (11,020)     (34,469)
  Proceeds from sale of assets                       3,017            0
  Other                                                556        1,110
  Total investing activities                        (7,447)     (33,359)

FINANCING ACTIVITIES:
  Repayments of long-term debt                      (2,971)      (2,298)
  Proceeds from sale/leaseback                      15,000            0
  Short-term borrowings                             49,530      114,000
  Dividends                                         (1,875)      (5,590)
  Proceeds from exercised stock options                  0          569
  Other                                             (2,314)        (267)
  Total financing activities                        57,370      106,414

DECREASE IN CASH AND CASH EQUIVALENTS              (45,809)     (55,906)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      57,465       73,374

CASH AND CASH EQUIVALENTS, END OF PERIOD        $   11,656   $   17,468

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
  Interest                                      $   18,780   $   11,149
  Income taxes                                  $  (26,252)  $   11,019

During the first quarter of 1996, the company made a non-cash contribution of its common stock to the Venture Profit Sharing Plan, which represented the entire 1995 company contribution. This contribution consisted of 199,985 shares of common stock with an average market price of $4.80 per share. During the second quarter of 1996, the company granted 704,200 shares of restricted stock with a market price of $7.75 per share on the date of grant. Through the end of the third quarter of 1996, $1,054 was charged to expense related to these shares of restricted stock, which will vest no later than five years from the date of grant.

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

5. In May 1996, the shareowners approved an amendment to the Venture Stores, Inc. 1992 Long Term Performance Plan, to allow for implementation of a restricted stock program for key executives. Under the plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and performance awards may be granted. Options granted under the plan will be granted at the market price on the date of grant, have a maximum term of 10 years, may be exercised in installments only after stated intervals of time, and are conditioned upon continued active employment with the company, except for periods following retirement, disability or death. Restricted stock grants may be issued at a purchase price less than market price on the date of grant, or as a bonus, and may be subject to restrictions, conditions, terms and/or performance goals such as return on net assets, earnings per share, share price change, return on equity, free cash flow per share and operating earnings. A maximum of 1.5 million shares of common stock may be issued under the plan. On May 24, 1996, 704,200 shares of restricted stock were granted under the plan. On November 15, 1996, 62,500 of these shares were retired in connection with the grantee's termination of employment. On November 25, 1996, 160,425 of the shares granted on May 24, 1996, became fully vested.

6. On June 28, 1996, the company terminated its unsecured credit facility with several domestic and foreign banks and entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate of financial institutions for a secured revolving credit facility (the "Credit Facility") consisting of revolving credit loans and letters of credit of up to $225 million in the aggregate, with a sublimit of $125 million for letters of credit. The Credit Facility is in effect until June 27, 1999, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding real estate and certain property under leases. The Credit Facility requires the company to meet certain quarterly covenants, including a fixed charge coverage ratio. On October 15, 1996, the Credit Facility was amended to reduce the minimum fixed charge coverage ratio applicable to the two fiscal quarter period ended October 26, 1996. Under the terms of the Credit Facility, the company is prohibited from paying dividends on its common stock. As of October 26, 1996, the company was in compliance with these covenants, as amended.

     Interest on borrowings under the Credit Facility is payable based on multiple rate options. Additionally, the company is required to pay certain unused line fees and letter of credit fees.


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


RESULTS OF OPERATIONS

Third quarter 1996 sales were $330.2 million, down 25.7% from $444.6 million during the same period in 1995. Comparable store sales for the third quarter declined 22.4%. For the 39 weeks ended October 26, 1996, sales were $1,010.9 million, a decrease of 24.7% from $1,342.4 million in the 39 weeks ended October 28, 1995. Comparable store sales for the year-to-date period declined 21.5%. Total sales for the third quarter and year-to-date were negatively impacted by the closing of six stores on March 30, 1996 and the conversion of four stores to temporary chain-wide clearance centers. The company reopened one clearance center in Houston, Texas as a family value store on June 7, 1996, reopened four stores in Indianapolis (two of which were operating as clearance centers and two of which were closed) on July 31, 1996, and reopened one closed store in Houston, Texas on October 17, 1996. Sales for both periods of 1996 were also negatively impacted by the elimination or reduction of historically low-margin product lines, including certain categories of hardware, automotive, and sporting goods, in connection with the company's margin based repositioning strategy. The company's plans reflect a store-for-store sales decline for the fourth quarter of 1996.

Loss per common share for the third quarter and year-to-date periods of 1996 was $0.54 and $0.73, respectively, compared with loss per common share of $0.76 and $2.02 for the comparable 1995 periods. Net loss applicable to common shareowners was $9.8 million and $13.2 million for the third quarter and first 39 weeks of 1996, respectively, as compared with net loss applicable to common shareowners of $13.2 million and $35.0 million for the comparable 1995 periods. The first 39 weeks of 1996 included a pre-tax gain from a real estate transaction of $2.1 million, or $0.07 per share, related to the reduction of recorded reserves on a closed store for which a sublease was signed, subject to the landlord's approval.

Third quarter of 1995 included nonrecurring charges of $5.3 million ($3.3 million after-tax or $0.19 per share) incurred in connection with the company's expense reduction and repositioning programs. Of the total third quarter 1995 nonrecurring charges, $3.5 million is included in cost of merchandise sold and $1.8 million is included in selling, general, administrative and other expenses. Year-to-date 1995 included nonrecurring charges of $24.9 million ($15.1 million after-tax or $0.88 per share) to complete the image builder program, for the closing of three stores in August of 1995, and for the expense reduction and repositioning programs. Of the year-to-date amount, $3.8 million is included in cost of merchandise sold and $21.1 million is included in selling, general, administrative and other expenses.

The components of the net earnings (loss) as a percent of sales were as follows:

                             13 Weeks Ended     39 Weeks Ended
                            Oct. 26, Oct. 28,  Oct. 26, Oct. 28,
                              1996     1995      1996    1995
Net sales                    100.0%   100.0%   100.0%    100.0%
Cost of merchandise sold
 (before LIFO charge)         74.5     77.5     74.4      76.4
LIFO charge                    0.1      0.1      0.1       0.1
Gross margin                  25.4     22.4     25.5      23.5
Selling, general, admin.
   and other expenses         28.3     25.7     25.6      26.6
Operating loss                (2.9)    (3.3)    (0.1)     (3.1)
Net interest expense           2.2      1.1      2.0       0.9
Loss before income taxes      (5.1)    (4.4)    (2.1)     (4.0)
Income tax benefit            (2.3)    (1.6)    (1.0)     (1.5)
Net loss                      (2.8)%   (2.8)%   (1.1)%    (2.5)%

Gross margin as a percent of sales increased during the third quarter and first 39 weeks of 1996 over the same periods from the prior year primarily due to an increase in sales of higher margin softline items as a percentage of sales, the exiting or downsizing of historically low-margin product lines and expansion of merchandise assortments in home, family apparel, and leisure categories as part of the repositioning, and reduced permanent markdowns in the 1996 periods. The company's forecast reflects a decline in gross margin as a percent of sales in the fourth quarter of 1996, compared with the third quarter and first 39 weeks of 1996, based on anticipated promotional pricing.

The third quarter of 1996 included a LIFO charge of $0.5 million, compared with a LIFO charge of $0.6 million in the third quarter of 1995. For the first 39 weeks of 1996, LIFO was $0.5 million, compared with a LIFO charge of $1.4 million for the same period in 1995.

Selling, general, administrative and other expenses decreased in the third quarter and year-to-date periods of 1996 compared to the third quarter and year-to-date periods of 1995, largely due to the company's expense reduction and stringent cost control efforts. As a percent of sales, however, selling, general, administrative and other expenses increased in the third quarter of 1996, primarily due to the decline in sales and the anniversary of the second quarter of 1995 reduction in workforce. Payroll and payroll taxes decreased $17.9 million and $59.0 million in the third quarter and first 39 weeks of 1996 compared to the same periods of 1995 as a result of the reduction of the workforce by approximately 950 positions during the second quarter of 1995, the elimination of 390 sales support positions in connection with a realignment of the company's store organization in the first quarter of 1996, and the decrease in the number of stores from the quarter and year-to-date periods of 1995 to the same periods in 1996. These decreases in payroll were partially offset by a $2.0 million increase in payroll as a result of increasing the number of associates in the stores on weekends to enhance service and speed up check out lanes as part of customer satisfaction initiatives implemented in the third quarter of 1996. As previously discussed, selling, general, administrative and other expenses for the third quarter and year-to-date periods of 1995 included nonrecurring charges of $1.8 million and $21.1 million, respectively. Other factors contributing to the decrease in selling, general, administrative and other expenses were a decrease in retirement expense as a result of the suspension of benefit accruals under the retirement plan as of January 1, 1996 and reduction of certain previously provided benefit accruals; a decrease in insurance expense resulting from favorable claims experience, the impact of the reduction in the workforce, and the reduction of certain insurance accruals no longer required; the reduction of recorded reserves on a closed store as described above; the reversal of property construction accruals no longer required; and a decrease in credit card fees paid due to the decline in sales.

Net interest expense increased during the third quarter and first 39 weeks of 1996 compared to the same periods in 1995 due to the increase in short-term borrowings and the financing obligation resulting from the sale/leaseback transactions in the fourth quarter of 1995 and the first quarter of 1996.


FINANCIAL CONDITION

On June 28, 1996, the company terminated its unsecured credit facility with several domestic and foreign banks and entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate of financial institutions for a secured revolving credit facility (the "Credit Facility") consisting of revolving credit loans and letters of credit of up to $225 million in the aggregate, with a sublimit of $125 million for letters of credit. The Credit Facility is in effect until June 27, 1999, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding real estate and certain property under leases. The Credit Facility requires the company to meet certain quarterly covenants, including a fixed charge coverage ratio. On October 15, 1996, the Credit Facility was amended to reduce the minimum fixed charge coverage ratio applicable to the two fiscal quarter period ended October 26, 1996. Under the terms of the Credit Facility, the company is prohibited from paying dividends on its common stock. As of October 26, 1996, the company was in compliance with these covenants, as amended. The company's ability to comply with these covenants in the future is dependent upon various factors including, but not limited to, future sales and gross margin rates.

Interest on borrowings under the Credit Facility is payable based on multiple rate options. Additionally, the company is required to pay certain unused line fees and letter of credit fees.

The company's debt-to-capitalization ratio (including the present value of operating leases) was 68.3% at October 26, 1996 compared to 66.9% at the end of the third quarter of 1995 and 66.3% at year-end 1995.

The decrease in current maturities of long-term debt from third quarter of 1995 to third quarter of 1996 is due to a $5.0 million prepayment, made in the fourth quarter of 1995, under the terms of an amendment to the company's secured loan agreement with Principal Mutual Life Insurance Company entered into in the third quarter of 1995.

During the first quarter of 1996, the company completed a sale/leaseback of six store properties for $15.0 million. The sale/leaseback was accounted for as a financing transaction in accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases", because of the below market rents. The proceeds from the sale/leaseback were used to meet working capital and capital expenditure needs associated with the repositioning and for other corporate purposes. The obligation from the sale/leaseback is included in long-term debt and current maturities of long-term debt. The $15.0 million sale/leaseback, net of regularly-scheduled maturities of long-term debt and capital leases, caused the increase in long-term debt between year-end 1995 and third quarter 1996.

Long-term debt increased between the third quarters of 1995 and 1996 primarily due to obligations from the $15.0 million sale/leaseback in the first quarter of 1996 and the $25.0 million sale/leaseback of 10 store properties in the fourth quarter of 1995, net of other regularly-scheduled maturities of long-term debt and capital leases.

During the third quarter of 1996, (i) Moody's Investor Services lowered the ratings of the company's medium term notes from Ba2 to B1 and lowered the ratings on the company's preferred stock from ba3 to b2, and (ii) Standard & Poor's lowered the ratings of the company's medium term notes and 6.75% revenue bonds due March 1, 2009 from BB- to B. Debt ratings by various rating agencies reflect the agencies' opinions of the ability of the issuers to repay debt obligations punctually. Lower ratings generally result in higher future borrowing costs.

The increase in short-term debt and decrease in accounts payable at October 26, 1996 compared with October 28, 1995 reflect the company's greater reliance on short-term debt to fund working capital as a result of reduced sales and the net loss. The decrease in accounts payable is primarily due to a reduction in receipts of merchandise in the current year compared to last year based on the company's sales trend.

The increase in non-current deferred income taxes resulted primarily from the sale/leaseback of 16 store properties in 1995 and 1996. For book purposes, the sale/leaseback transactions were recorded under the financing method with no gain or loss recognized. The properties continue to be reported as assets on the books of the company. As future book depreciation is recorded on the sale/leaseback assets, the related deferred income tax liability will be reduced. The decrease in prepaid income taxes at third quarter 1996 over third quarter 1995 is primarily the result of a larger net operating loss in the first three quarters of 1995.

The increase in merchandise inventories between year-end 1995 and third quarter 1996 is principally the result of lower sales, the normal build-up of stock in anticipation of the year-end selling season, and the addition of higher-priced merchandise to support the company's "good, better, best" assortments as part of the repositioning. The increase in merchandise inventories between third quarter of 1995 and third quarter of 1996 is primarily due to lower sales and the addition of higher-priced merchandise.

A $.9 million increase in prepaid advertising expense, a $.8 million increase in deferred preopening expenses for stores that will reopen in 1996, and a $.9 million increase in prepaid advertising paper contributed to most of the increase in other current assets from the third quarter of 1995. The increase in other current assets in third quarter 1996 from year-end 1995 resulted primarily from a $2.1 million increase in prepaid advertising expense.

The decrease in accrued expenses in the third quarter of 1996 over year-end 1995 is largely due to a $15.9 million reduction in accrued liabilities resulting from the payment of construction in process costs related principally to remodeling and refixturing for the repositioning which was completed in the first quarter of 1996 and a $6.9 million decrease in reserves related to store closings. A decrease in accrued severance costs and a decrease in payroll, benefit, and insurance accruals resulting from the reduced workforce and the suspension of benefit accruals under the retirement plan and profit sharing plan also contributed to the decrease in accrued expenses in the third quarter of 1996 over year end 1995. The decrease in accrued expenses in the third quarter of 1996 over the third quarter of 1995 is primarily due to a $15.2 million decrease in payroll, benefit, and insurance accruals resulting from the reduced workforce, the suspension of benefit accruals under the retirement plan and profit sharing plan, and favorable claims experience, a $16.3 million decrease in reserves related to store closings, a $8.2 million decrease in real estate and personal property taxes, and a $1.1 million decrease in the accrual for nonrecurring costs in connection with the image builder program. A decrease in construction in process and accrued sales and use tax also contributed to the decrease in accrued expenses in third quarter 1996 over third quarter 1995.

The capital expenditure budget totals approximately $18.0 million for 1996, including approximately $2.5 million for one new store in the metropolitan St. Louis, Missouri area, which opened on November 1, 1996, and which was a conversion of an existing building. The decline in capital expenditures from $34.5 million in the first 39 weeks of 1995 to $11.0 million in the first 39 weeks in 1996 is primarily due to the fact that there was only one new store opening in 1996, which occurred subsequent to the third quarter. Two stores were opened in the first quarter of 1995 (one in Houston and one in Amarillo, Texas), two stores were opened during the second quarter of 1995 (one in Fort Worth and one in Houston, Texas), and one store was opened in Houston, Texas during the third quarter of 1995. Six stores were closed in the first quarter of 1996 (three in Indianapolis, one in Chicago, one in Houston, and one in Champaign, Illinois), and four stores (two in Indianapolis, one in Chicago, and one in Houston) were converted to clearance center formats temporarily to facilitate the conversion to a family value store. During the second quarter of 1996, the company reopened the clearance center in Houston, Texas, as a family value store. During the third quarter of 1996, the company reopened four stores in Indianapolis (two of which were operating as clearance centers and two of which were closed) as family value stores and reopened one store in Houston. Subsequent to the third quarter of 1996, the company reopened the last remaining clearance center as a family value store in Chicago.

Subsequent to the third quarter of 1996, the company opened nine Venture Dollar stores in existing trade areas to test-market the new concept. The Venture Dollar stores will carry convenience-oriented, low-priced items and will be approximately 7,000 to 10,000 square feet in size.

Certain of the matters discussed above, such as the company's expectations with respect to fourth quarter 1996 sales and gross margin rates, future ability to meet the financial covenants under the Credit Facility, and future capital expenditures, constitute "forward looking" statements and as such are based on assumptions and estimates. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) economic and weather conditions in the regions in which the company's stores are located and their effect on the buying patterns of the company's customers, (ii) consumer spending and debt levels,
(iii) the level of support provided by the company's numerous providers of goods and services, (iv) inventory imbalances caused by fluctuations in consumer demand, (v)competition, including specifically price competition, (vi) cost and availability of capital, and (vii) the success of the company's repositioning strategy.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10        First Amendment, dated October 15, 1996, to the
               Loan and Security Agreement, dated as of June 28,
               1996, between the company and BankAmerica Business
               Credit, Inc. as Agent.

     11        Computation of Earnings per Common Share

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended October 26, 1996.







                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VENTURE STORES, INC.
                                                (Registrant)


Date: December 9, 1996                  By:\s\Eugene Caldwell
                                         Eugene Caldwell
                                         Senior Vice President
                                         Chief Financial Officer

                          Exhibit Index

Exhibit
Number    Description

10        First Amendment, dated October 15, 1996, to the
          Loan and Security Agreement, dated as of June
          28, 1996, between the company and BankAmerica
          Business Credit, Inc. as Agent.

11        Computation of Earnings per Common Share

27        Financial Data Schedule