Form 10-K
period 1997-01-25
VENTURE STORES INC
filed 1997-04-25
CIK 864968

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

(Mark One)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     January 25, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
     Title of Each Class                   on which registered
Common Stock, par value $1 per share    New York Stock Exchange
                  (including Rights)

$3.25 Depository Shares, each           New York Stock Exchange
   representing 1/10 of a share
   of Cumulative Convertible
   Preferred Stock, par value
   $1 per share

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of $2.25 on April 15, 1997 was $39,647,027.

The number of shares of registrant's common stock, par value $1 per share, outstanding as of April 15, 1997 was 18,268,961.


DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Annual Report to Shareowners for the fiscal year ended January 25, 1997 (the "1996 Annual
     Report to Shareowners") are incorporated by reference into Parts I and II.

2.   Portions of Registrant's Proxy Statement dated April 29,
     1997 are incorporated by reference into Part III.





PART I

Item 1.   BUSINESS

The information included in the first two paragraphs of Note 1 "Description of Business and Summary of Significant Accounting Policies" of the Notes to Financial Statements included in the Company's 1996 Annual Report to Shareowners is incorporated herein by reference.

Venture Stores, Inc. (the "Company") operated as a division of The May Department Stores Company ("May") from its inception in 1970 until the fall of 1989 when, in anticipation of its disposition, May transferred all of the Venture division's assets and liabilities to the Company. The Company was spun off as an independent publicly-held corporation on November 3, 1990 (the "Spin-off").

Prior to March 7, 1996, the Company operated as a regional general merchandise discount retailer. On March 7, 1996, the Company completed phase one of its repositioning as a chain of value-oriented family stores focusing on quality apparel, home, and leisure merchandise (the "Repositioning"). The Repositioning was launched in response to the very difficult environment which faced the retail industry, particularly regional discount store chains. Phase one of the Repositioning resulted in the reconfiguration of the store interiors and the expansion of various merchandise assortments in order for the Company to become a more dominant retailer in the family apparel, home and leisure merchandise categories. The reconfiguration provides for destination shops showcasing category-dominant lines with additional floor space, distinctive fixtures, graphics, and displays. In phase one of the Repositioning, the Company downsized or eliminated several categories of historically low-margin businesses, including automotive, hardware and sporting goods, to make room for new or expanded businesses such as the Petite Shop, Big & Tall Shop, Women's Sizes, Sports Shop and Home Shop areas.

The Company continued to adjust its family value store concept and merchandise mix in 1996 with phase two of the Repositioning, which was completed in October 1996. Phase two included expanding the gift department, further expansion of new wire weld fixturing in domestics, introduction of a bath and body shop, expansion of the luggage department, debut of a women's coordinates fashion line, and introduction of convenience automotive accessories. Phase three of the Repositioning, which is being rolled out in 1997, includes opening or expanding 14 more departments, including live plants, convenience hardware, and golf and fishing equipment, expansion of opening price point items and the intensification of the everyday low pricing strategy. The Company intends to continue to evaluate its merchandise assortments throughout 1997.


Markets

As of January 25, 1997, the Company operated 113 family value stores in 31 markets in nine states across the Midwest and Southwest as set forth below:

   Multi-Store Markets                Single-Store Markets
                   Number                            Number
                 of Stores                         of Stores
Chicago, IL           31           Fort Smith, AR      1
Evansville, IN         2           Bradley, IL         1
Gary, IN               2           Decatur, IL         1
Indianapolis, IN       4           Moline, IL          1
South Bend, IN         2           Peoria, IL          1
Des Moines, IA         2           Rockford, IL        1
Wichita, KS            2           Springfield, IL     1
Kansas City, MO        7           Davenport, IA       1
St. Louis, MO         16           Dubuque, IA         1
Oklahoma City, OK      4           Waterloo, IA        1
Tulsa, OK              2           Topeka, KS          1
Dallas/Fort Worth, TX  8           Paducah, KY         1
Houston, TX           13           Cape Girardeau, MO  1
                      95           Joplin, MO          1
                                   St. Joseph, MO      1
                                   Springfield, MO     1
                                   Amarillo, TX        1
                                   Corpus Christi, TX  1
                                                      18

The Company opened one new family value store in 1996, which was a conversion of an existing building. On March 30, 1996, the company closed six stores and converted four stores to temporary chain-wide clearance centers. During 1996, the Company reopened all four clearance centers and three of the closed stores as family value stores.

During the fourth quarter of 1996, the Company opened nine Venture Dollar stores in existing trade areas to test-market the new concept. The Venture Dollar stores carry convenience-oriented, low-priced items and are approximately 7,000 to 10,000 square feet in size.

Approximately 74% of the Company's family value stores are located in the Chicago, St. Louis, Houston, Dallas/Fort Worth, Kansas City, and Oklahoma City markets. The Company uses a defined trade area strategy to determine locations for its new family value stores. The trade area strategy requires that each store's primary trade area be large enough and sufficiently independent of existing Company stores' trade areas to generate sales levels sufficient to meet Company financial return standards.


Merchandise

The Company provides a wide assortment of value-priced merchandise for basic and fashion needs. By micro marketing, the Company tailors key merchandise categories in its stores to meet the distinct needs of customers in each of the Company's markets. The Company offers leading brand name merchandise lines and supplements these lines with other branded and private label products. During 1996, the Company significantly expanded and updated its private label branding program.

Merchandise offerings by the Company include "hardline" products such as home furnishings, housewares, consumer electronics, home textiles, toys, outdoor sports and home fitness equipment, and household consumables. Additionally, the Company offers "softline" products such as women's, men's and children's clothing, intimate apparel, licensed team merchandise, shoes, jewelry, cosmetics and fashion accessories. The following table summarizes the Company's sales by merchandise category for the last three fiscal years.

(in millions)      1996           1995           1994

Hardlines      $  947   64%   $1,228  64%    $1,269  63%
Softlines         528   35       681  35        725  36
Other              11    1        20   1         23   1
               $1,486  100%   $1,929 100%    $2,017 100%


Seasonality of Business

The operations of the Company are highly seasonal with the fourth quarter (the Christmas selling season) contributing 32% of sales in 1996, compared with 30% of sales in 1995. The demand for working capital generally increases significantly prior to this peak selling season. Note 16 "Quarterly Results (unaudited)" of the Notes to Financial Statements included in the Company's 1996 Annual Report to Shareowners is incorporated herein by reference.


Distribution

The Company operates three distribution centers located in Chicago, Illinois; O'Fallon, Missouri; and Corsicana, Texas. Merchandise is ordered centrally by Associates at the corporate office for all stores and is shipped by vendors either directly to individual stores or to the distribution centers which then make deliveries to stores.


Employees

The Company employs approximately 12,600 Associates.


Competition

In each of its markets, the Company operates in a highly competitive environment which includes department stores, mass merchandisers, specialty stores, and discounters. The Company considers value, product selection, quality, availability, merchandise mix, customer satisfaction, and store location to be the most significant competitive factors. The Company's primary competitors include Wal-Mart, Kmart, Target, Sears, J.C. Penney, Kohl's and Mervyn's. Most of the Company's primary competitors are significantly larger and generally have greater resources than the Company, and many of these competitors are expanding in one or more of the Company's markets. Each of the Company's stores competes in its market with at least one of these competitors, and a substantial number of the Company's stores compete with two or more of these competitors, as well as additional regional and local competitors.


Trademarks, Trade names, and Logos

The Company owns all rights to the "Venture" name for retail department store services, which it uses as a trade name and as a service mark, and it owns and licenses to others the right to use "Venture" as a trademark in connection with various merchandise. The Company also owns all rights to the distinctive black and white striped Venture logo and the striped wave Venture logo for retail department store services which it uses in its signs and advertising. The Company believes that the Venture trade name and mark and the Venture logos are material to its competitive position in the industry.


Environmental Matters

In connection with financing transactions related to the Spin-off, environmental audits were conducted at 47 facilities owned or operated by the Company. Those audits revealed certain environmental problems, including soil and groundwater contamination at some sites formerly operated as automotive service or gasoline stations. The Company's estimate of cleanup costs of $4.9 million for problems identified by the consultants performing the environmental audits was recorded in 1989. Environmental audits were not conducted, and are not required by law to be conducted, at most of the other facilities owned or operated by the Company at the time of the spin-off, some of which were formerly operated by the Company or other parties as automotive service or gasoline stations or as manufacturing facilities. The Company has spent $2.8 million for cleanup at the audited facilities through January 25, 1997 and believes that the actual total cost of cleanup at the audited facilities will not exceed the $4.9 million charge recorded in 1989.

During 1994, the Company completed asbestos inspections at all of its stores constructed before 1984 which had not previously been inspected for asbestos. Based on these inspections, the Company recorded a $2.6 million charge for the estimated cost to abate asbestos. The Company believes that the actual cost to abate asbestos identified during these inspections will not exceed the $2.6 million charge recorded in 1994.


Item 2.   PROPERTIES

The information set forth under the headings "Description of Business", "Property and Equipment", and "Deferred Gain on Sale/Leaseback" in Note 1 "Description of Business and Summary of Significant Accounting Policies", Note 8 "Long-Term Debt" and
Note 9 "Lease Obligations" of the Notes to Financial Statements included in the Company's 1996 Annual Report to Shareowners, and the information under the heading "Markets" under Part I, Item 1, of this report are incorporated herein by reference. The Company opened one new family value store in St. Louis, Missouri in 1996. The Company closed three family value stores in 1996, one in Champaign, Illinois, one in Chicago, Illinois, and one in Indianapolis, Indiana. The Company's average store size is approximately 100,000 square feet. Sixteen of the Company's family value stores are mortgaged to Principal Mututal Life Insurance Company and five family value stores, one distribution center, one photo studio, and one undeveloped new store site are mortgaged to BT Commercial Corporation. The Company operates a 423,900 square foot distribution facility in Chicago, Illinois and a 601,400 square foot facility in O'Fallon, Missouri (20 miles west of St. Louis), which consists of a 197,000 square foot general office and a 404,400 square foot distribution center. In 1993, the Company opened a 350,000 square foot distribution center in Corsicana, Texas. This distribution center serves as the hub of the Company's distribution network for its Texas stores and can be expanded to approximately 700,000 square feet to add capacity for approximately 59 additional stores.


Item 3.   LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 25, 1997.

EXECUTIVE OFFICERS

For information on executive officers, see Part III, Item 10 of this report.


PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The information set forth under the heading "Shareowner
Information" and  Note 7 "Notes Payable" of the Notes to
Financial Statements included in the Company's 1996 Annual Report to Shareowners is incorporated herein by reference. There were 19,264 shareowners of record of the Company's common stock as of April 15, 1997.

COMMON STOCK DATA

FISCAL YEAR ENDED     JANUARY 25, 1997            JANUARY 27, 1996
                     Market                      Market
                     Price       Dividends       Price       Dividends
                  High     Low   Per Share    High     Low   Per Share
Fourth quarter  $ 3 5/8  $ 2 3/8     -      $ 5 5/8  $ 3         -
Third quarter   $ 5 3/4  $ 3 1/4     -      $ 7 5/8  $ 3 7/8     -
Second quarter  $ 8 1/2  $ 5         -      $10 7/8  $ 6 1/4  $0.070
First quarter   $ 8 1/2  $ 3 5/8     -      $14 3/4  $10 5/8  $0.145

The Company's common stock is traded on the New York Stock
Exchange under the symbol VEN.


Item 6.   SELECTED FINANCIAL DATA

The information for 1992 through 1996 set forth under the heading
"Five-Year Summary" in the Company's 1996 Annual Report to
Shareowners is incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading "Management's
Discussion and Analysis" in the Company's 1996 Annual Report to
Shareowners is incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants, Statement of Earnings, Balance Sheet, Statement of Shareowners' Investment, Statement of Cash Flows, and Notes to Financial Statements included in the Company's 1996 Annual Report to Shareowners are incorporated herein by reference.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) Directors - The information under the headings "Nominees and Continuing Directors", "Security Ownership of Management" and "Section 16(a) Beneficial Ownership Reporting
     Compliance" of the Company's Proxy Statement dated April 29,
     1997 is incorporated herein by reference.

b)   Executive Officers - Information regarding the Executive
     Officers of the Company as of April 15, 1997 is set forth below. All positions held are with the Company, unless otherwise indicated.



Name                   Age   Positions and Business Experience  Dates
Robert N. Wildrick     53    Chairman of the Board              1996-Present
                             President, Chief Executive         1995-Present
                              Officer and Director
                             Corporate Executive Vice           1991-1995
                              President for Merchandising and
                              Sales Promotion and Chief
                              Merchandising Officer of Belk
                              Stores Services, Inc. ("Belk")
                              (a group of family and
                              management-owned retail
                              department stores)


Eugene Caldwell        42    Senior Vice President-Chief        1994-Present
                              Financial Officer, Chief
                              Accounting Officer and Treasurer
                             Controller                         1991-1994


James H. Ferstl        54    Executive Vice President and       1996-Present
                              Chief Merchandising Officer
                             Executive Vice President of        1995-1996
                              Product Development and
                              Marketing
                             Corporate Vice President and       1987-1995
                              General Merchandise Manager of
                              Gottschalks Department Stores,
                              Inc. (a central California
                              regional department store)


Russell E. Solt        49   Secretary                           1996-Present
                            Executive Vice President-Finance    1995-Present
                             and Administration
                            Senior Vice President and Chief     1994-1995
                             Financial Officer at Williams-
                             Sonoma, Inc.
                            Executive Vice President and        1989-1994
                             Chief Financial Officer of Belk



Items 11 and 12.    EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP
     OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the headings "Security Ownership Of Certain Beneficial Owners", "Nominees and Continuing Directors", "Board of Directors and Committees", "Director Compensation", "Security Ownership of Management", "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Stock Performance Graph" of the Company's Proxy Statement dated April 29, 1997 are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

The following documents are filed as part of this report:

(a) (1)   Listing of Financial Statements:

     The following are incorporated herein by reference to the Company's 1996 Annual Report to Shareowners:


     Statement of Earnings for the fiscal years ended January 25, 1997, January 27, 1996, and January 28, 1995

     Balance Sheet as of January 25, 1997 and January 27, 1996

     Statement of Shareowners' Investment for the fiscal years ended January 25, 1997, January 27, 1996, and January
          28, 1995

     Statement of Cash Flows for the fiscal years ended
          January 25, 1997, January 27, 1996, and January 28,
          1995

     Notes to Financial Statements

     Report of Independent Public Accountants


(a) (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the financial statements or the notes thereto, and therefore have been omitted.

(a) (3)   Listing of Exhibits:

          The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, incorporated herein by reference.

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended January 25, 1997.

(c) Exhibits:

     See Response to Item 14 (a)(3).

(d) Financial statement schedules:

     See the response to Item 14(a)(2).




                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     April 24, 1997               VENTURE STORES, INC.
                                        (Registrant)


                                        By:/s/Eugene Caldwell
                                          Eugene Caldwell
                                          Senior Vice President-
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     April 24, 1997           /s/Robert N. Wildrick
                                   Robert N. Wildrick
                                   President, Chief Executive
                                   Officer, Chairman of the Board
                                   and a Director

Date:     April 24, 1997           /s/Eugene Caldwell
                                   Eugene Caldwell
                                   Senior Vice President -
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                            DIRECTORS
Date:     April 24, 1997           /s/James H. Ferstl
                                   James H. Ferstl
                                   Executive Vice President and a
                                   Director

                                   Robert L. Berra*
                                   Kimberly A. Delsing*
                                   Timothy F. Finley*
                                   H. Edwin Trusheim*
                                   Lawrence J. Young*

Date:     April 24, 1997           *By/s/Robert N. Wildrick
                                   Robert N. Wildrick
                                   Attorney-in-fact

Supplemental Information to Be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have
Not Registered Securities Pursuant to Section 12 of the Act:

     Not Applicable




                       VENTURE STORES, INC.
                          EXHIBIT INDEX


Exhibit No.

  3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
          February 2, 1991, is incorporated herein by reference.

  3.2     Amended and Restated By-laws, filed as Exhibit
          3.2 to the Company's Annual Report on Form
          10-K for the fiscal year ended January 27, 1996, is incorporated herein by reference.

  3.3     Certificate of Designations, Preferences and
          Rights of Junior Participating Preferred
          Stock, filed as Exhibit 3.3 to the Company's
          Annual Report on Form 10-K for the fiscal year ended February 2, 1991, is incorporated herein by reference.

  3.4     Certificate of Designations of Cumulative
          Convertible Preferred Stock, filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-46583), is incorporated herein by reference.

  4.1(a)  Rights Agreement between the Company and
          Boatmen's Trust Company, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991, is incorporated herein by reference.

  4.1(b) Assignment and Assumption Agreement between the Company, Boatmen's Trust Company and
          Mellon Securities Trust Company, filed as
          Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended
          January 30, 1993, is incorporated herein by reference.

  4.1(c) Assignment and Assumption Agreement between the Company, Mellon Securities Trust Company, and the Bank of New York, filed as Exhibit
          4.1(c) to the Company's Annual Report on Form
          10-K for the fiscal year ended January 27, 1996, is incorporated herein by reference.

  4.2     Deposit Agreement between the Company and
          Mellon Securities Trust Company (New York),
          As Depositary, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the 13 weeks ended May 2, 1992, is incorporated herein by reference.

  4.3     Form of Depositary Receipt (included in
          Exhibit 4.2), filed as part of Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the 13 weeks ended May 2, 1992, is incorporated herein by reference.

  4.4     Form of Cumulative Convertible Preferred Stock
          Certificate, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1
          (Registration No. 33-46583), is incorporated herein by reference.

  4.5(a) Indenture, dated as of October 1, 1994, between the Company and The First National Bank of
          Chicago, filed as Exhibit 4(a) to the
          Company's Current Report on Form 8-K dated
          October 12, 1994, is incorporated herein by reference.

  4.5(b)  First Supplemental Indenture, dated as of
          March 29, 1996, between the Company, Fleet
          National Bank, and the First National Bank of
          Chicago, filed as Exhibit 4.5(b) to the
          Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, is incorporated herein by reference.

  4.6 Officers' Certificate, dated October 12, 1994, establishing the forms and terms of certain notes (Exhibits 4.7 and 4.8), filed as
          Exhibit 4(b) to the Company's Current Report on Form 8-K dated October 12, 1994, is incorporated herein by reference.

  4.7     Form of Book-Entry Fixed Rate Note, filed as
          Exhibit 4(c) to the Company's Current Report on Form 8-K dated October 12, 1994, is incorporated herein by reference.

  4.8 Form of Book-Entry Floating Rate Note, filed as Exhibit 4(d) to the Company's Current
          Report on Form 8-K dated October 12, 1994, is incorporated herein by reference.

 10.1 Tax Sharing Agreement dated August 8, 1990, between the Company and May, filed as Exhibit
          10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-35452), is incorporated herein by reference.

 10.2(a) Loan and Security Agreement, dated as of June 28, 1996, between the Company and
          BankAmerica Business Credit, Inc. as Agent, filed as Exhibit 10 to the Company's
          Quarterly Report on Form 10-Q for the 13 and
          26 weeks ended July 27, 1996, is incorporated herein by reference.

 10.2(b) First Amendment, dated October 15, 1996, to the Loan and Security Agreement, dated as of June 28, 1996, between the Company and
          BankAmerica Business Credit, Inc. as Agent, filed as Exhibit 10 to the Company's
          Quarterly Report on Form 10-Q for the 13 and
          39 weeks ended October 26, 1996, is
          incorporated herein by reference.

 10.2(c) Second Amendment, dated January 8, 1997, to the Loan and Security Agreement, dated as of June 28, 1996, between the Company and
          BankAmerica Business Credit, Inc. as Agent.

 10.2(d) Agreement Relating to Second Amendment to Loan and Security Agreement, dated January, 8,
          1997, between the Company and BankAmerica
          Business Credit, Inc. as Agent.

 10.2(e) Third Amendment, dated January 28, 1997, to the Loan and Security Agreement, dated as of June 28, 1996, between the Company and
          BankAmerica Business Credit, Inc. as Agent.

 10.2(f) Fourth Amendment and Limited Term Waiver, dated as of March 31, 1997, to the Loan and Security Agreement, dated as of June 28,
          1996, between the Company and BankAmerica
          Business Credit, Inc. as Agent.

 10.3 Credit Agreement, dated as of April 8, 1997, between the Company and BT Commercial
          Corporation, as Agent.

 10.4     General Security Agreement, dated as of
          April 8, 1997, between the Company and BT
          Commercial Corporation, as Agent.

 10.5(a)  Agreement of Sale and Purchase, dated May 18,
          1990, between the Company and Metropolitan
          Life Insurance Company, filed as Exhibit
          10.3(a) to the Company's Registration
          Statement on Form S-1 (Registration No. 33-
          35452), is incorporated herein by reference.

 10.5(b) Bedford Park Agreement of Sale and Purchase, dated May 18, 1990, between the Company and Metropolitan Life Insurance Company, filed as
          Exhibit 10.3(b) to the Company's Registration
          Statement on Form S-1 (Registration No. 33-
          35452), is incorporated herein by reference.

 10.5(c) Lease Agreement, dated May 18, 1990, between the Company and Metropolitan Life Insurance
          Company, filed as Exhibit 10.3(c) to the Company's Registration Statement on Form S-1
          (Registration No. 33-35452), is incorporated herein by reference.

 10.5(d)  Bedford Park Lease Agreement, dated May 18,
          1990, between the Company and Metropolitan
          Life Insurance Company, filed as Exhibit
          10.3(d) to the Company's Registration
          Statement on Form S-1 (Registration No. 33-
          35452), is incorporated herein by reference.

 10.6(a) Loan Agreement, dated July 3, 1990, between the Company and Principal Mutual Life
          Insurance Company, filed as Exhibit 10.4 to the Company's Registration Statement on Form
          S-1 (Registration No. 33-35452), is
          incorporated herein by reference.

 10.6(b)  Letter Agreement, dated April 17, 1995,
          amending the Loan Agreement dated July 3,
          1990, between the Company and Principal
          Mutual Life Insurance Company, filed as
          Exhibit 10.4(b) to the Company's Annual
          Report on Form 10-K for the fiscal year ended
          January 28, 1995, is incorporated herein by reference.

 10.6(c) Second Amendment, dated October 28, 1995, to the Loan Agreement dated July 3, 1990, between the Company and Principal Mutual Life
          Insurance Company, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 28, 1995, is incorporated herein by reference.

*10.7     Venture Stores, Inc. Stock Option Plan,
          effective March 1, 1990, filed as Exhibit
          10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-35452), is incorporated herein by reference.

*10.8     Venture Stores, Inc. Stock Appreciation Rights
          Plan, as amended effective March 3, 1992, filed as Exhibit 10.6 to the Company's
          Registration Statement on Form S-1
          (Registration No. 33-46583), is incorporated herein by reference.

*10.9     Venture Stores, Inc. 1992 Long-Term
          Performance Plan, as amended March 1, 1994, and as amended March 7, 1996, filed as
          Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended
          January 27, 1996, is incorporated herein by reference.

*10.10 Venture Stores, Inc. 1997 Stock Option Plan, effective March 6, 1997.

*10.11(a) Venture Stores, Inc. Executive Incentive
          Compensation Plan, effective February 25,
          1994, filed as Exhibit 10.9 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 29, 1994, is incorporated herein by reference.

*10.11(b) Amendment to Venture Stores, Inc. Executive
          Incentive Compensation Plan, effective May
          20, 1994, filed as Exhibit 10.2 to the
          Company's Quarterly Report on Form 10-Q for the 13 and 26 weeks ended July 30, 1994, is incorporated herein by reference.

*10.12(a) Venture Stores, Inc. Retirement Plan and First
          Amendment thereto, effective January 1, 1990, filed as Exhibit 10.9 to the Company's
          Registration Statement on Form S-1
          (Registration No. 33-35452), is incorporated herein by reference.

*10.12(b) Second Amendment to Venture Stores, Inc.
          Retirement Plan, effective December 27, 1990, filed as Exhibit 10.27 to the Company's
          Annual Report on Form 10-K for the fiscal year ended February 2, 1991, is incorporated herein by reference.

*10.12(c) Third and Fourth Amendments to Venture Stores,
          Inc. Retirement Plan, executed June 30, 1994, filed as Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-Q for the 13 and
          26 weeks ended July 30, 1994, is incorporated herein by reference.

*10.12(d) Fifth Amendment to the Venture Stores, Inc.
          Retirement Plan, executed November 8, 1995, filed as Exhibit 10.10(d) to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 27, 1996, is incorporated herein by reference.

*10.12(e) Sixth Amendment to the Venture Stores, Inc.
          Retirement Plan, executed December 15, 1995, filed as Exhibit 10.10(e) to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 27, 1996, is incorporated herein by reference.

*10.13(a) Venture Stores, Inc. Supplementary Retirement
          Plan, effective January 1, 1990, filed as
          Exhibit 10.10 to the Company's Registration
          Statement on Form S-1 (Registration No. 33-
          35452), is incorporated herein by reference.

*10.13(b) First Amendment to Venture Stores, Inc.
          Supplementary Retirement Plan, dated March
          29, 1995, filed as Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995, is incorporated herein by reference.

*10.13(c) Addendum No. 1 to the Supplementary Retirement
          Plan dated April 17, 1995, filed as Exhibit
          10.11(c) to the Company's Annual Report on
          Form 10-K for the fiscal year ended January
          28, 1995, is incorporated herein by
          reference.

*10.14(a) Venture Stores, Inc. Profit Sharing Plan, as amended and restated as of January 1, 1994, filed as Exhibit 10.4 to the Company's
          Quarterly Report on Form 10-Q for the 13 and
          26 weeks ended July 30, 1994, is incorporated herein by reference.

*10.14(b) First Amendment to the Venture Stores, Inc.
          Profit Sharing Plan, executed November 14,
          1995, filed as Exhibit 10.12(b) to the
          Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, is incorporated herein by reference.

*10.14(c) Second Amendment to the Venture Stores, Inc.
          Profit Sharing Plan, executed December 15,
          1995, filed as Exhibit 10.12(c) to the
          Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, is incorporated herein by reference.

*10.15 Employment Agreement, effective April 17, 1995, between the Company and Robert N. Wildrick, filed as Exhibit 10.15 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 28, 1995, is incorporated herein by reference.

*10.16    Employment Agreement, effective August 30,
          1995, between the Company and James Ferstl.

*10.17(a) Employment Agreement, effective December 4,
          1995, between the Company and Russell E. Solt.

*10.17(b) Amendment to the Employment Agreement, effective
          July 1,1996, between the Company and Russell
          E. Solt.

*10.18(a) Employment Agreement, effective May 30,
          1995, between the Company and Peter Mihaltian.

*10.18(b) Amendment to the Employment Agreement, effective
          July 1,1996, between the Company and Peter
          Mihaltian.

*10.19(a) Employment Agreement, effective May 1, 1994, between the Company and Eugene Caldwell.

*10.19(b) Amendment to the Employment Agreement, effective
          May 1, 1995, between the Company and Eugene
          Caldwell.

*10.19(c) Second Amendment to the Employment Agreement, effective July 1, 1996, between the Company and Eugene Caldwell.

*10.20    Severance Agreement between the Company
          and Robert N. Wildrick, effective April 17,
          1995, filed as Exhibit 10.21 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 28, 1995, is incorporated herein by reference.

*10.21    Severance Agreement between the Company
          and James Ferstl, effective July 12, 1995.

*10.22    Severance Agreement between the Company
          and Russell E. Solt, effective November 18,
          1995.

*10.23    Severance Agreement between the Company
          and Peter Mihaltian, effective May 30, 1995.

*10.24    Severance Agreement between the Company
          and Eugene Caldwell, effective August 10,
          1995.

 10.25 Indemnification Agreement between the Company and Robert N. Wildrick, dated April 17, 1995, filed as Exhibit 10.23 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 28, 1995, is incorporated herein by reference.

 10.26 Indemnification Agreement between the Company and James H. Ferstl, dated January 31, 1996.

 10.27 Indemnification Agreement between the Company and Russell E. Solt, dated December 4, 1995.

 10.28 Indemnification Agreement between the Company and Eugene Caldwell, dated April 21, 1994.

 10.29(a) Restricted Stock Plan for Non-Management
          Directors of Venture Stores, Inc., as amended effective September 28, 1990 and March 3,
          1992, filed as Exhibit 10.7 to the Company's
          Registration Statement on Form S-1
          (Registration No. 33-46583), is incorporated herein by reference.

 10.29(b) Third Amendment to the Restricted Stock Plan for Non-Management Directors of Venture
          Stores, Inc., executed May 10, 1996, filed as
          Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the 13 weeks ended
          April 27, 1996, is incorporated herein by reference.

 10.30(a) Retirement Plan for Non-Management Directors of Venture Stores, Inc., filed as Exhibit
          10.24 to the Company's Annual Report on Form
          10-K for the fiscal year ended January 30, 1993, is incorporated herein by reference.

 10.30(b) First Amendment to the Retirement Plan for
          Non-Management Directors of Venture Stores,
          Inc., executed May 10, 1996, filed as Exhibit
          10.2 to the Company's Quarterly Report on
          Form 10-Q for the 13 weeks ended April 27,
          1996, is incorporated herein by reference.

 10.31    Retainer Stock and Option Plan for Non-
          Management Directors of Venture Stores, Inc.
          is incorporated herein by reference from Exhibit A to the Company's Proxy Statement dated April 7, 1995.

 11       Computation of Earnings per Share

 13       The Company's 1996 Annual Report to
          Shareowners (only those portions specifically incorporated by reference are filed with the Commission)

 23       Consent of Independent Public Accountants

 24       Power of Attorney

 27       Financial Data Schedule


*  Exhibit represents a management contract or compensatory plan.