Form 10-Q
period 1997-04-26
VENTURE STORES INC
filed 1997-06-10
CIK 864968

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 26, 1997
                                OR

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

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1997:

             Common stock, $1 par value - 18,268,961





PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                           Venture Stores, Inc.
                      Condensed Statement of Earnings
                                (Unaudited)

(thousands, except per share data)

                                                        13 WEEKS ENDED
                                                    April 26,    April 27,
                                                      1997         1996


Net Sales                                         $   314,438  $   351,240

Costs and expenses:
  Cost of merchandise sold                            242,416      260,336
  Selling, general, administrative
    and other expenses                                 89,059       81,794
  Net interest expense                                  7,781        6,112

Earnings (loss) before income taxes
  and extraordinary item                              (24,818)       2,998
Income tax provision (benefit)                         (9,312)       1,261

Net earnings (loss) before extraordinary item         (15,506)       1,737
Extraordinary item (net of tax)                        (2,402)           0

NET EARNINGS (LOSS)                               $   (17,908) $     1,737

Dividends on preferred stock                              625          625

NET EARNINGS (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                          $   (18,533) $     1,112

Earnings (loss) per common share:
 Before extraordinary item                        $     (0.88) $      0.06
 Extraordinary item (net of tax)                        (0.13)        0.00

EARNINGS (LOSS) PER COMMON SHARE                  $     (1.01) $      0.06

DIVIDENDS DECLARED PER COMMON SHARE               $        -   $        -

AVERAGE COMMON SHARES OUTSTANDING                      18,266       17,471


See accompanying Notes to Condensed Financial Statements.






                           Venture Stores, Inc.
                          Condensed Balance Sheet
(thousands)

                                    (Unaudited)   (Unaudited)
                                     April 26,     April 27,   January 25,
                                       1997          1996          1997

ASSETS
Current assets:
   Cash and cash equivalents       $    14,487   $    38,671   $    10,178
   Accounts receivable, net             12,937        13,679        14,013
   Merchandise inventories             320,065       326,812       274,393
   Income taxes receivable                 946         4,836        12,187
   Other current assets                  8,113        16,235         7,167

Total current assets                   356,548       400,233       317,938

Property and equipment, at cost        534,831       530,443       532,888
Accumulated depreciation              (177,452)     (152,996)     (168,977)

Property and equipment, net            357,379       377,447       363,911

Deferred income taxes                    6,992        -             -
Other assets                            10,269         5,315         5,811

TOTAL ASSETS                       $   731,188   $   782,995   $   687,660

LIABILITIES AND SHAREHOLDERS'
INVESTMENT
Current liabilities:
   Short-term debt                 $   167,903   $   112,000   $   105,979
   Current maturities of long-
     term debt                           4,341         4,093         4,371
   Accounts payable                    129,623       120,669       124,118
   Accrued expenses                     64,844        63,683        65,282

Total current liabilities              366,711       300,445       299,750

Long-term debt                         178,031       182,373       179,059
Other liabilities                        3,770         3,824         3,838

Deferred gain on sale/leaseback         18,710        20,148        19,070
Deferred income taxes                   -             32,854         4,012

Shareholders' investment               163,966       243,351       181,931

TOTAL LIABILITIES AND SHAREHOLDERS'
  INVESTMENT                       $   731,188   $   782,995   $   687,660


See accompanying Notes to Condensed Financial Statements.



                           Venture Stores, Inc.
                     Condensed Statement of Cash Flows
                                (Unaudited)

(dollars in thousands, except per share)
                                                        13 WEEKS ENDED
                                                    April 26,    April 27,
                                                      1997         1996
OPERATING ACTIVITIES:
  Net earnings (loss)                             $   (17,908) $     1,737
  Items not requiring the outlay of cash:
    Depreciation and amortization                       8,507        7,596
    Deferred income tax and ITC                       (11,004)      14,358
    Extraordinary item                                  3,893            0
    Other                                                (184)        (194)
  Working capital and other                           (28,941)     (54,294)
  Total operating activities                          (45,637)     (30,797)

INVESTING ACTIVITIES:
  Additions of property and equipment                  (2,325)      (1,103)
  Proceeds from sale of assets                            807        2,617
  Other                                                   131           82
  Total investing activities                           (1,387)       1,596

FINANCING ACTIVITIES:
  Repayments of long-term debt                         (1,058)        (968)
  Proceeds from sale/leaseback                              0       15,000
  Short-term borrowings                                61,924       (3,000)
  Dividends                                              (625)        (625)
  Prepayment penalty                                   (1,688)           0
  Financing costs                                      (7,220)           0
  Total financing activities                           51,333       10,407

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        4,309      (18,794)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         10,178       57,465

CASH AND CASH EQUIVALENTS, END OF PERIOD          $    14,487  $    38,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
  Interest                                        $     4,285  $     4,863
  Income taxes                                    $   (11,004) $   (23,989)

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


See accompanying Notes to Condensed Financial Statements.




                       VENTURE STORES, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   INTERIM PRESENTATION
     The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 25, 1997, and the accompanying notes thereto included in the company's 1996 Annual Report to Shareowners. In the opinion of management, this information is fairly presented and all adjustments, of a normal, recurring nature, which are necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. The interim operating results exclude the Christmas season and therefore may not be indicative of the operating results that may be expected for the full fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.

2. Net earnings (loss) per common share are computed by dividing net earnings (loss), after deducting preferred dividend requirements, by the weighted average number of common shares outstanding. Common stock equivalents had no material dilutive effect on net earnings (loss) per common share during the periods presented.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. The company will adopt the new Statement when required in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the company's earnings per share.

4. In March 1997, the company established a stock option plan (the "1997 Stock Option Plan") that authorizes the granting of options to purchase common stock to certain associates of the Company. A maximum of 350,000 shares of common stock may be issued under the 1997 Stock Option Plan. Options granted under the plan will be granted at the market price on the date of grant, have a maximum term of 10 years, may be exercised only after stated intervals of time, and are conditioned upon continued active employment with the company, except for periods following retirement, disability or death. On March 6, 1997, 329,500 options were granted under the plan.

5. On April 8, 1997, the company terminated its credit facility with BankAmerica Business Credit and entered into an agreement with BT Commercial Corporation for a secured revolving credit facility (the "Revolving Credit Facility") consisting of revolving credit loans and letters of credit of up to $250 million in the aggregate, with a sublimit of $125 million for letters of credit. The Revolving Credit Facility is in effect until April 8, 2000, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding leased or mortgaged real estate and certain personal property under leases. The Revolving Credit Facility requires the company to meet certain quarterly financial covenants, including minimum net worth, interest coverage and accounts payable to inventory ratios. Under the terms of the Revolving Credit Facility, the company is prohibited from paying dividends on its common stock.

     Interest on borrowings under the Revolving Credit Facility is payable based on multiple rate options. Additionally, the company is required to pay certain unused line fees and letter of credit fees.

     In connection with the termination of its previous credit facility, the company recorded an extraordinary pre-tax charge of $3.9 million ($2.4 million after tax, or $0.13 per share) in the first quarter of 1997. The charge is primarily for the write-off of unamortized deferred financing costs and the prepayment penalties.




Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations



RESULTS OF OPERATIONS

First quarter 1997 sales were $314.4 million, down 10.5% from $351.2 million during the same period in 1996. Comparable store sales for the first quarter declined 11.1%. Comparable store sales were negatively impacted by disruptions in the flow of merchandise from certain of the company's vendors, cooler than normal temperatures which negatively affected the sales of softline and seasonal merchandise, and competitive store openings in some of the company's markets since the first quarter of 1996. The company's plans reflect a continuing comparable store sales decline through at least the second quarter of 1997.

Loss per common share, before extraordinary item, for the first quarter of 1997 was $0.88 compared with earnings per common share of $0.06 for the comparable 1996 period. Net loss applicable to common shareholders, before extraordinary item, was $16.1 million for the first quarter of 1997, as compared with net earnings available to common shareholders of $1.1 million for the comparable 1996 period. During the first quarter of 1997, the company recorded an extraordinary pre-tax charge of $3.9 million, $2.4 million net of tax or $0.13 per share, primarily for the write-off of unamortized deferred financing costs and prepayment penalties related to the termination of the company's old credit agreement. Including the extraordinary item, net loss per common share was $1.01 for the first quarter of 1997 and net loss applicable to common shareholders was $18.5 million. First quarter of 1996 included a pre-tax gain from a real estate transaction of $1.5 million, or $0.05 per share.

The components of the net earnings (loss) as a percent of sales were as follows:

                                                13 Weeks Ended
                                               Apr. 26, Apr. 27,
                                                 1997    1996
Net sales                                      100.0%    100.0%
Cost of merchandise sold(before LIFO charge)    76.9      74.0
LIFO charge                                      0.2       0.1
Gross margin                                    22.9      25.9
Selling, general, administrative
   and other expenses                           28.3      23.3
Operating income (loss)                         (5.4)      2.6
Net interest expense                             2.5       1.7
Earnings(loss) before income taxes and
   extraordinary item                           (7.9)      0.9
Income tax provision (benefit)                  (3.0)      0.4
Net earnings (loss) before extraordinary item   (4.9)      0.5
Extraordinary item (net of tax)                 (0.8)        -
Net earnings (loss)                             (5.7)%     0.5%

Gross margin as a percent of sales decreased during the first quarter of 1997 over the same period from the prior year primarily due to a decrease in the sales of higher margin softline items as a percentage of total sales. The change in the sales mix resulted principally from the disruption in the flow of merchandise from certain of the company's vendors and cooler than normal temperatures. Margins were also negatively affected by increased promotional activity and higher shortage.

The first quarter of 1997 included a LIFO charge of $0.5 million, compared with a LIFO charge of $0.5 million in the first quarter of 1996.

Selling, general, administrative and other ("SG&A") expenses increased as a percent of sales in the first quarter of 1997 compared to the first quarter of 1996 due to the decline in sales and an increase in SG&A expenses of $7.3 million. The first quarter of 1996 benefited from the reduction of certain insurance accruals no longer required, the reduction of certain previously provided benefit accruals, the reduction of an over-accrual of real estate taxes, and the reduction of recorded reserves on a closed store. Another factor contributing to the increase in SG&A expenses in the first quarter of 1997 compared to the first quarter of 1996 is an increase in stock-based compensation expense as a result of a new restricted stock program for key executives implemented during the second quarter of 1996.

Net interest expense increased during the first quarter of 1997 compared to the same period in 1996 due to the increase in short-term borrowings and a decrease in interest income.


FINANCIAL CONDITION

On April 8, 1997, the company terminated its credit facility with BankAmerica Business Credit and entered into an agreement with BT Commercial Corporation for a secured revolving credit facility (the "Revolving Credit Facility") consisting of revolving credit loans and letters of credit of up to $250 million in the aggregate, with a sublimit of $125 million for letters of credit. The Revolving Credit Facility is in effect until April 8, 2000, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding leased or mortgaged real estate and certain personal property under leases. The Revolving Credit Facility requires the company to meet certain quarterly financial covenants, including minimum net worth, interest
coverage and accounts payable to inventory ratios.   Under the
terms of the Revolving Credit Facility, the company is prohibited from paying dividends on its common stock. The company's ability to comply with these covenants in the future is dependent upon various factors including, but not limited to, future sales and gross margin rates.

Interest on borrowings under the Revolving Credit Facility is payable based on multiple rate options. Additionally, the company is required to pay certain unused line fees and letter of credit fees.

The company's debt-to-capitalization ratio (including the present value of operating leases) was 76.8% at April 26, 1997 compared to 65.3% at the end of the first quarter of 1996 and 72.7% at year-end 1996.

The decrease in long-term debt between first quarter 1996 and first quarter 1997 resulted from regularly-scheduled maturities of long-term debt and capital leases.

The increase in short-term debt reflects the company's greater reliance on short-term debt to fund working capital as a result of reduced sales and the net loss.

Non-current deferred income taxes were a liability of $32.9 million at April 27, 1996 and an asset of $7.0 million at April 25, 1997. The change in non-current deferred income taxes resulted primarily from the creation of net operating loss carryforwards during 1996 and the first quarter of 1997 and the conclusion of an IRS examination that resulted in significant capital recovery adjustments. The company has not recorded a valuation allowance for deferred tax assets because it believes that it is more likely than not that the deferred tax asset will be realized. The decrease in income taxes receivable from year-end 1996 resulted from an IRS refund received in the first quarter of 1997.

The decrease in cash and equivalents between first quarter of 1996 and first quarter of 1997 is principally due to the net losses in 1996 and the first quarter of 1997. The decrease in other current assets from the first quarter of 1996 to the first quarter of 1997 resulted from an $8.1 million decrease in prepaid advertising expense. The increase in other assets is primarily due to an increase in deferred financing costs related to the new Revolving Credit Facility, net of the write-off of unamortized deferred financing costs related to the previous credit agreement.

The capital expenditure budget totals approximately $18.0 million for 1997 and is expected to be used primarily to remodel existing stores and for the ordinary repair and replacement of store and distribution center assets. The company does not anticipate opening any new family value stores in 1997.

In the first quarter of 1997, the company's sales and gross margin were significantly below plan, partially as a result of the disruptions in merchandise flow. In addition, although many of the disruptions in merchandise flow have been corrected, many of the factors which finance certain of the company's suppliers are not providing adequate support for the sale of goods to the company. The company believes that working capital and capital expenditure requirements for the balance of 1997 will be funded through a combination of cash flow from operations, borrowings under the Revolving Credit Facility, and additional sources of funding, which the company is currently pursuing, including, among other things, the sale/leaseback of certain real estate and certain fixtures and equipment. There can be no assurance, however, that the company will be able to obtain such additional financings or that, if obtained, such additional financings will be adequate to meet the company's needs for additional capital.


RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. The company will adopt the new Statement when required in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the company's earnings per share.


FORWARD LOOKING STATEMENTS

Certain matters discussed above, such as the company's expectations with respect to sales for the remainder of 1997, future ability to meet the financial covenants under the Revolving Credit Facility, efforts to obtain additional sources of funding, the realizability of deferred tax assets, and the amounts of future capital expenditures, constitute "forward looking" statements and as such are based on assumptions and estimates. Actual results may differ materially from those in the forward looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to: (i) economic and weather conditions in the regions in which the company's stores are located and their effect on the buying patterns of the company's customers, (ii) consumer spending and debt levels, (iii) the level of support provided by the company's numerous providers of goods and services and the institutions which finance those providers, (iv) inventory imbalances caused by fluctuations in consumer demand, (v)competition, including specifically price competition, (vi) cost and availability of capital, (vii) the results of the company's efforts to obtain additional sources of funding, and (viii) the success of the company's repositioning strategy.




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Venture Stores, Inc. Involuntary Severance Pay
          Plan, as amended and restated effective February
          1, 1996

     10.2 Amendment to the Severance Agreement, effective
          June 6, 1997, between the company and Robert N.
          Wildrick

     11   Computation of Earnings per Common Share

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended April 26, 1997.







                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VENTURE STORES, INC.
                                           (Registrant)


Date: June 10, 1997                    By:\s\Eugene Caldwell
                                         Eugene Caldwell
                                         Senior Vice President
                                         Chief Financial Officer






                          Exhibit Index

Exhibit
Number    Description

10.1      Venture Stores, Inc. Involuntary Severance
          Pay Plan, as amended and restated effective
          February 1, 1996

10.2      Amendment to the Severance Agreement,
          effective June 6, 1997, between the company and Robert N. Wildrick

11        Computation of Earnings per Common Share

27        Financial Data Schedule