Form 10-Q
period 1997-07-26
VENTURE STORES INC
filed 1997-09-08
CIK 864968

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 26, 1997

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

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 1997:

             Common stock, $1 par value - 18,295,528




PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               Venture Stores, Inc.
                         Condensed Statement of Earnings
                                   (Unaudited)

(thousands, except per share data)

                                     13 WEEKS ENDED           26 WEEKS ENDED
                                  July 26,    July 27,     July 26,    July 27,
                                    1997        1996         1997        1996


Net Sales                      $  328,485  $  329,423    $  642,923  $  680,663

Costs and expenses:
  Cost of merchandise sold        278,530     246,218       520,946     506,554
  Selling, general,
    administrative and
    other expenses                141,054      83,631       230,113     165,425
  Net interest expense              9,664       6,499        17,445      12,611

Earnings (loss) before income
  taxes and extraordinary item   (100,763)     (6,925)     (125,581)     (3,927)
Income tax provision (benefit)      2,230      (3,115)       (7,082)     (1,854)

Net earnings (loss) before
  extraordinary item             (102,993)     (3,810)     (118,499)     (2,073)
Extraordinary item (net of tax)         0           0        (2,402)          0

NET EARNINGS (LOSS)            $ (102,993) $   (3,810)   $ (120,901) $   (2,073)

Dividends on preferred stock          625         625         1,250       1,250

NET EARNINGS (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS       $ (103,618) $   (4,435)   $ (122,151) $   (3,323)

Earnings (loss) per common share:
  Before extraordinary item    $    (5.67) $    (0.24)   $    (6.55) $    (0.19)
  Extraordinary item
    (net of tax)                     0.00        0.00         (0.13)       0.00

EARNINGS (LOSS) PER
  COMMON SHARE                 $    (5.67) $    (0.24)   $    (6.68) $    (0.19)

DIVIDENDS DECLARED PER
  COMMON SHARE                 $      -    $      -      $      -    $      -

AVERAGE COMMON SHARES
  OUTSTANDING                      18,281      18,113        18,274      17,792


See accompanying Notes to Condensed Financial Statements.



                           Venture Stores, Inc.
                          Condensed Balance Sheet
(thousands)

                                      (Unaudited)  (Unaudited)
                                       July 26,     July 27,   January 25,
                                         1997         1996        1997

ASSETS
Current assets:
   Cash and cash equivalents          $  16,279    $  20,938    $  10,178
   Accounts receivable, net              13,415       13,827       14,013
   Merchandise inventories              279,189      302,618      274,393
   Income taxes receivable                1,113        5,583       12,187
   Other current assets                   6,375       12,884        7,167

Total current assets                    316,371      355,850      317,938

Property and equipment, at cost         408,773      534,552      532,888
Accumulated depreciation               (159,459)    (161,415)    (168,977)

Property and equipment, net             249,314      373,137      363,911

Deferred income taxes                     8,862        -            -
Other assets                             11,496        7,335        5,811

TOTAL ASSETS                          $ 586,043    $ 736,322    $ 687,660

LIABILITIES AND SHAREHOLDERS'
INVESTMENT
Current liabilities:
   Short-term debt                    $ 150,232    $  85,000    $ 105,979
   Current maturities of long-
     term debt                            4,488        4,184        4,371
   Deferred income taxes                  8,862        3,571        4,962
   Accounts payable                     114,975      110,842      124,118
   Accrued expenses                      75,899       55,348       60,320

Total current liabilities               354,456      258,945      299,750

Long-term debt                          148,781      181,292      179,059
Other liabilities                         3,767        3,812        3,838

Deferred gain on sale/leaseback          18,351       19,788       19,070
Deferred income taxes                        -        32,854        4,012

Shareholders' investment                 60,688      239,631      181,931

TOTAL LIABILITIES AND SHAREHOLDERS'
  INVESTMENT                          $ 586,043    $ 736,322    $ 687,660


See accompanying Notes to Condensed Financial Statements.



                           Venture Stores, Inc.
                     Condensed Statement of Cash Flows
                                (Unaudited)

(dollars in thousands, except per share)
                                                      26 WEEKS ENDED
                                                  July 26,    July 27,
                                                    1997        1996
OPERATING ACTIVITIES:
  Net earnings (loss)                            $(120,901)  $  (2,073)
  Items not requiring the outlay of cash:
    Depreciation and amortization                   17,274      15,857
    Deferred income tax and ITC                     (8,974)     16,421
    Extraordinary item                               3,893           0
    (Gain)/loss on sale or disposal of assets       39,661        (194)
    Other                                              481         473
  Working capital and other                        (13,713)    (44,040)
  Total operating activities                       (54,853)    (13,556)

INVESTING ACTIVITIES:
  Additions of property and equipment               (3,174)     (5,212)
  Proceeds from sale of assets                      38,807       2,617
  Other                                                 47         129
  Total investing activities                        35,680      (2,466)

FINANCING ACTIVITIES:
  Repayments of long-term debt                      (7,892)     (1,958)
  Proceeds from sale/leaseback                           0      15,000
  Short-term borrowings                             44,253     (30,000)
  Dividends                                         (1,250)     (1,250)
  Debt prepayment penalty                           (1,688)          0
  Financing costs                                   (8,149)     (2,297)
  Total financing activities                        25,274     (20,505)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     6,101     (36,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      10,178      57,465

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  16,279   $  20,938

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
  Interest                                       $  15,930   $  12,841
  Income taxes                                   $ (10,634)  $ (26,382)

During the first quarter of 1996, the company made a non-cash contribution of its common stock to the Venture Profit Sharing Plan, which represented the entire 1995 company contribution. This contribution consisted of 199,985 shares of common stock with an average market price of $4.80 per share. During the second quarter of 1996, the company granted 704,200 shares of restricted stock with a market price of $7.75 per share on the date of grant. $481 and $473 was charged to expense in the first 26 weeks of 1997 and 1996, respectively, related to restricted stock.

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

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. The company will adopt the new Statement when required in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the company's earnings (loss) per share.

4. In March 1997, the company established a stock option plan (the "1997 Stock Option Plan") that authorizes the granting of options to purchase common stock to certain associates of the Company. A maximum of 350,000 shares of common stock may be issued under the 1997 Stock Option Plan. Options granted under the plan will be granted at the market price on the date of grant, have a maximum term of 10 years, may be exercised only after stated intervals of time, and are conditioned upon continued active employment with the company, except for periods following retirement, disability or death. The company has granted 340,000 options under this plan in 1997.

5. On April 8, 1997, the company terminated its credit facility with BankAmerica Business Credit and entered into an agreement with BT Commercial Corporation for a secured revolving credit facility (the "Revolving Credit Facility") consisting of revolving credit loans and letters of credit of up to $250 million in the aggregate, with a sublimit of $125 million for letters of credit. The Revolving Credit Facility is in effect until April 8, 2000, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding leased or mortgaged real estate and certain personal property under leases. The Revolving Credit Facility requires the company to meet certain quarterly financial covenants, including minimum net worth, interest coverage and accounts payable to inventory ratios. During the second quarter of 1997, the Revolving Credit Facility was amended to increase the advance rate to 65 percent from 60 percent through December 31, 1997, and modify, among other things, the minimum net worth as of July 26, 1997 and October 25, 1997. Under the terms of the Revolving Credit Facility, the company is prohibited from paying dividends on its common stock. As of July 26, 1997, the company was in compliance with these covenants, as amended.

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

6. On July 11, 1997 (the "Closing Date"), Venture Stores, Inc. sold 20 stores to Kmart Corporation ("Kmart") for a negotiated price of $38 million cash, before closing adjustments. Kmart also assumed, as of the Closing Date, certain specified liabilities of the company, including obligations under the leases relating to 17 of the stores. The assets purchased by Kmart include three stores that were owned by the company and the transfer of leases for 17 stores that were held under leases. In addition, the sale included substantially all personal property, other than inventory, located in the stores. The stores being sold include five in the Dallas-Ft. Worth area, ten in Houston, two in Indianapolis, and one each in Des Moines, Iowa, Waterloo, Iowa, and Tulsa, Oklahoma. Kmart will assume occupancy of the stores by September 15, 1997.

     In connection with the sale, the company recorded a nonrecurring pre-tax charge of $63.9 million in the second quarter of 1997 for costs associated with selling and closing the stores and liquidating the inventory.

7. During the second quarter of 1997, the company recorded a valuation allowance of $40.4 million to reduce deferred tax assets to the amount expected to be realizable due to the continuing net operating losses.

8. Subsequent to second quarter 1997, the company entered into an agreement with Kimco Realty Corporation ("Kimco") for a total value of approximately $135 million, involving the sale of Venture real estate assets. The transaction provided cash proceeds of approximately $75 million, before closing adjustments, to finance the continuation of the company's repositioning as a family value retailer. It also includes the assumption by Kimco of approximately $60 million of existing mortgage debt on certain properties.

     This transaction involved the sale of 49 Venture fee and leasehold properties. The company simultaneously leased the assets back under a long-term lease. The lease, pursuant to which the company will retain possession of the properties, is for an initial term of 25 years.

     The transaction was accounted for as a financing in accordance with SFAS No. 98, "Accounting for Leases," and the related obligation will be included in long-term debt and current maturities of long-term debt. The obligation will be amortized over the lease term. Also, since this transaction is being recorded as a financing, the related property will remain on the company's books and will be depreciated over the lesser of the estimated useful life or the lease term. In addition to rents, the company is obligated to pay real estate taxes, insurance premiums, maintenance expenses and other costs associated with certain of the properties.





Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations



RESULTS OF OPERATIONS

Second quarter 1997 sales were $328.5 million, down 0.3% from $329.4 million during the same period in 1996. For the 26 weeks ended July 26, 1997, sales were $642.9 million, a decrease of 5.5% from $680.7 million in the 26 weeks ended July 27, 1996. Total sales for the second quarter and year-to-date period were positively impacted by an aggressive promotional strategy in June and strong sales in July at the 20 stores that have been sold to Kmart Corporation and are in the process of holding inventory liquidation sales. Sales were negatively impacted by disruptions in the flow of merchandise from certain of the company's vendors, cooler than normal temperatures in the first quarter which negatively affected the sales of softline and seasonal merchandise, and competitive store openings in some of the company's markets.

Loss per common share, before nonrecurring and extraordinary items, for the second quarter and year-to-date periods of 1997 was $2.17 and $3.05, respectively, including a loss of $0.87 due to unrealizable deferred tax benefits. This compares to a loss per common share of $0.24 and $0.19 for the second quarter and year-to-date periods of 1996, respectively. Net loss applicable to common shareholders, before nonrecurring and extraordinary items, was $39.7 million and $55.8 million for the second quarter and first 26 weeks of 1997, respectively, compared to $4.4 million and $3.3 million for the comparable 1996 periods.

During the first quarter of 1997, the company recorded an extraordinary pre-tax charge of $3.9 million ($2.4 million net of tax) or $0.13 per share, primarily for the write-off of unamortized deferred financing costs and prepayment penalties related to the termination of the company's previous credit agreement.

Second quarter of 1997 included a nonrecurring charge of $63.9 million, or $3.50 per share, for costs associated with selling and closing the 20 stores sold to Kmart and liquidating the inventory, including a loss of $1.34 per share of unrealizable deferred tax benefits. Of the total nonrecurring charge, $10.1 million (including a $4.0 million nonrecurring LIFO charge) is included in gross margin and $53.8 million is included in selling, general, administrative and other ("SG&A") expenses.

Including the nonrecurring and extraordinary items, net loss per common share was $5.67 and $6.68 for the second quarter and year-to-date periods of 1997, respectively, and net loss applicable to common shareholders was $103.6 million and $122.2 million for the second quarter and first 26 weeks of 1997, respectively.

The first 26 weeks of 1996 included a pre-tax gain from a real estate transaction of $2.1 million, or $0.07 per share.

The components of the net earnings (loss) as a percent of sales were as follows:

                             13 Weeks Ended     26 Weeks Ended
                            July 26, July 27,  July 26, July 27,
                              1997     1996      1997     1996
Net sales                    100.0%   100.0%    100.0%   100.0%
Cost of merchandise sold
 (before LIFO charge)         83.4     74.9      80.3     74.4
LIFO charge (benefit)          1.4     (0.2)      0.7      0.0
Gross margin                  15.2     25.3      19.0     25.6
Selling, general, admin.
   and other expenses         42.9     25.4      35.8     24.3
Operating income (loss)      (27.7)    (0.1)    (16.8)     1.3
Net interest expense           3.0      2.0       2.7      1.9
Earnings (loss) before
   income taxes and
   extraordinary item        (30.7)    (2.1)    (19.5)    (0.6)
Income tax provision
   (benefit)                   0.7     (0.9)     (1.1)    (0.3)
Net earnings (loss) before
   extraordinary item        (31.4)    (1.2)    (18.4)    (0.3)
Extraordinary item
   (net of tax)                0.0      0.0      (0.4)%    0.0
Net earnings (loss)          (31.4)%   (1.2)%   (18.8)%   (0.3)%


As previously discussed, gross margin for the second quarter and year-to-date periods of 1997 include a non-recurring charge of $10.1 million. Excluding the nonrecurring charge, gross margin as a percent of sales was 18.3% and 20.5% for the second quarter and 26 weeks of 1997, respectively, compared to 25.3% and 25.6% for the second quarter and 26 weeks of 1996, respectively. Gross margin as a percent of sales decreased during the second quarter and first 26 weeks of 1997 over the same periods from the prior year primarily due to higher promotional markdowns in the current year and a decrease in the sales of higher margin softline items as a percentage of total sales. This change in the sales mix resulted principally from the disruption in the flow of merchandise from certain of the company's vendors and cooler than normal temperatures in the first quarter.

The second quarter of 1997 included a LIFO charge of $4.5 million, compared with a LIFO credit of $0.5 million in the second quarter of 1996. For the first 26 weeks of 1997, the LIFO charge was $5.0 million, compared with $0.0 million for the same period in 1996. As previously discussed, the second quarter and year-to-date periods of 1997 included a $4.0 million nonrecurring LIFO charge related to the reduction in inventory as a result of the sale of 20 stores to Kmart.

Excluding the nonrecurring charge discussed above, SG&A expenses were $87.3 million and $176.3 million in the second quarter and first 26 weeks of 1997, respectively, compared to $83.6 million and $165.4 million in the second quarter and first 26 weeks of 1996, respectively. As a percent of sales, excluding the nonrecurring charge, SG&A expenses were 26.6% and 25.4% in the second quarter of 1997 and 1996, respectively, and 27.4% and 24.3% in the first 26 weeks of 1997 and 1996, respectively. SG&A expenses increased in the second quarter of 1997 compared to the second quarter of 1996 primarily due to an increase in advertising expense. In addition to an increase in advertising expense, SG&A expenses increased in the year-to-date period of 1997 compared with the year-to-date period of 1996 as a result of the prior year benefitting from the reduction of certain insurance accruals no longer required, the reduction of certain previously provided benefit accruals, the reduction of an over-accrual of real estate taxes, and the reduction of recorded reserves on a closed store.

Net interest expense increased during the second quarter and first 26 weeks of 1997 compared to the same periods in 1996 due to the increase in short-term borrowings and a decrease in interest income.

The income tax provision (benefit) in the second quarter and year-to-date periods of 1997 were impacted by the establishment of a valuation allowance of $40.4 million to reduce deferred tax assets to the amount expected to be realizable due to the continuing net operating losses.


FINANCIAL CONDITION

On April 8, 1997, the company terminated its credit facility with BankAmerica Business Credit and entered into an agreement with BT Commercial Corporation for a secured revolving credit facility (the "Revolving Credit Facility") consisting of revolving credit loans and letters of credit of up to $250 million in the aggregate, with a sublimit of $125 million for letters of credit. The Revolving Credit Facility is in effect until April 8, 2000, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding leased or mortgaged real estate and certain personal property under leases. The Revolving Credit Facility requires the company to meet certain quarterly financial covenants, including minimum net worth, interest coverage and accounts payable to inventory ratios. During the second quarter of 1997, the Revolving Credit Facility was amended to increase the advance rate to 65 percent from 60 percent through December 31, 1997, and modify, among other things, the minimum net worth as of July 26, 1997 and October 25, 1997. Copies of these amendments are filed as Exhibits 10.1 and 10.2 hereto. Under the terms of the Revolving Credit Facility, the company is prohibited from paying dividends on its common stock. As of July 26, 1997, the company was in compliance with these covenants, as amended.

Interest on borrowings under the Revolving Credit Facility is payable based on multiple rate options. Additionally, the company is required to pay certain unused line fees and letter of credit fees.

The company's debt-to-capitalization ratio (including the present value of operating leases) was 87.6% at July 26, 1997 compared to 64.4% at the end of the second quarter of 1996 and 72.7% at year-end 1996.

During the second quarter of 1997, the company sold 20 stores to Kmart for a negotiated price of $38 million cash, before closing adjustments. Kmart also assumed certain specified liabilities of the company, including obligations under the leases relating to 17 of the stores. The assets purchased by Kmart include three stores that were owned by the company and the transfer of leases for 17 stores that were held under leases. In addition, the sale included substantially all personal property, other than inventory, located in the stores.

The decrease in long-term debt is due to the prepayment of approximately $5.8 million of mortgage notes from the proceeds of the sale of 20 stores to Kmart, a $22.3 million reduction in the financing obligation from previous sale/leaseback transactions as a result of Kmart assuming certain of these obligations, and regularly-scheduled maturities of long-term debt and capital leases.

Subsequent to second quarter 1997, the company entered into an agreement with Kimco Realty Corporation ("Kimco") for a total value of approximately $135 million, involving the sale of Venture real estate assets. The transaction provided cash proceeds of approximately $75 million, before closing adjustments, to finance the continuation of the company's repositioning as a family value retailer. It also includes the assumption by Kimco of approximately $60 million of existing mortgage debt on certain properties.

This transaction involved the sale of 49 Venture fee and
leasehold properties.   The company simultaneously leased the
assets back under a long-term lease. The lease, pursuant to which the company will retain possession of the properties, is for an initial term of 25 years.

The transaction was accounted for as a financing in accordance with SFAS No. 98, "Accounting for Leases," and the related obligation will be included in long-term debt and current maturities of long-term debt. The obligation will be amortized over the lease term. Also, since this transaction is being recorded as a financing, the related property will remain on the company's books and will be depreciated over the lesser of the estimated useful life or the lease term. The minimum annual rent which the company is obligated to pay during the lease term is approximately $21.8 million. In addition, the company is obligated to pay real estate taxes, insurance premiums, maintenance expenses and other costs associated with certain of the properties.

During the second quarter of 1997, (i) Standard & Poor's lowered the ratings of the medium term notes and 6.75% revenue bonds due March 1, 2009 from B- to CCC and lowered the ratings of the company's preferred stock from CCC+ to CCC-, and (ii) Moody's Investor Services lowered the ratings of the medium term notes from B3 to Caa2 and lowered the ratings on the company's preferred stock from caa to to ca. Debt ratings by various rating agencies reflect the agencies' opinions of the ability of the issuers to repay debt obligations punctually. Lower ratings generally result in higher future borrowing costs.

The increase in short-term debt reflects the company's greater reliance on short-term debt to fund working capital as a result of reduced sales and the net loss. The above mentioned transaction with Kimco subsequent to second quarter 1997 will reduce the amount of short-term debt outstanding.

Non-current deferred income taxes were a liability of $32.9 million at July 27, 1996 and an asset of $8.9 million at July 26, 1997. The change in non-current deferred income taxes resulted primarily from the creation of net operating loss carryforwards during 1996 and the first two quarters of 1997 and the conclusion of an IRS examination that resulted in significant capital
recovery adjustments.   During the second quarter of 1997, the
company recorded a valuation allowance of $40.4 million to reduce deferred tax assets to the amount expected to be realized due to the net operating losses. Net deferred tax assets were zero at the end of second quarter 1997. The decrease in income taxes receivable from year-end 1996 resulted from an IRS refund received in the first quarter of 1997.

The increase in accrued expenses in the second quarter of 1997 over second quarter 1996 and year-end 1996 is primarily due to $15.3 in reserves related to the 20 stores sold to Kmart.

The decrease in other current assets from the second quarter of 1996 to the second quarter of 1997 resulted primarily from a decrease in prepaid advertising expense. The increase in other assets is primarily due to an increase in deferred financing costs related to the new Revolving Credit Facility, net of the write-off of unamortized deferred financing costs related to the previous credit agreement.

The decrease in property and equipment from year-end 1996 to second quarter 1997 is due primarily to the write-off of the net book value of assets sold to Kmart in the second quarter of 1997.

The capital expenditure budget totals approximately $18.0 million for 1997 and is expected to be used primarily to remodel existing stores and for the ordinary repair and replacement of store and distribution center assets. The company does not anticipate opening any new family value stores in 1997.

In the first half of 1997, the company's sales and gross margin were significantly below plan, primarily as a result of the disruptions in merchandise flow. In addition, although many of the disruptions in merchandise flow have been corrected, many of the factors which finance certain of the company's suppliers are not providing adequate support for the sale of goods to the company. The company believes that working capital and capital expenditure requirements for the balance of 1997 will be funded through a combination of cash flow from operations, borrowings under the Revolving Credit Facility, proceeds received from the sale of the 20 stores sold to Kmart in the second quarter, and proceeds from the sale/leaseback of certain real estate assets subsequent to the second quarter of 1997.

The company utilizes software and related technologies that will be affected by the date change in the year 2000. The company is currently assessing the impact of this issue on its operations. Although cost estimates have yet to be completed, the company does expect to incur costs over the next few years to address this issue. The company expects to complete its preliminary system study by the end of 1997.


RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. The company will adopt the new Statement when required in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the company's earnings (loss) per share.


FORWARD LOOKING STATEMENTS

Certain matters discussed above, such as the company's expectations with respect to the funding of future capital expenditures and working capital requirements for the remainder of 1997, constitute "forward looking" statements and as such are based on assumptions and estimates. Actual results may differ materially from those in the forward looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to: (i) economic and weather conditions in the regions in which the company's stores are located and their effect on the buying patterns of the company's customers, (ii) consumer spending and debt levels, (iii) the level of support provided by the company's numerous providers of goods and services and the institutions which finance those providers, (iv) inventory imbalances caused by fluctuations in consumer demand, (v)competition, including specifically price competition, (vi) cost and availability of capital, and (vii) the success of the company's repositioning strategy.




PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The company's Annual Meeting of Shareholders was held June
     20, 1997, at which the two matters described below were submitted to a vote of shareholders.

     The results of the voting were as follows:
                                               Votes
                                              Withheld
                                    Votes       or
                                     For       Against  Abstained
     I.   Election of Directors:

          James H. Ferstl        15,256,445     910,679     -
          Kimberly A. Delsing    15,232,017     935,107     -
          Ronald Allen               24,500  16,142,624     -

     II.  Ratification of
          independent auditors   15,421,764     642,675    78,485

     There were no broker non-votes on any of the matters submitted to a vote.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      2 Asset Purchase Agreement, dated July 2, 1997, between Kmart Corporation and the company, filed as Exhibit 2 to the company's Current Report on Form 8-K dated July 11, 1997, is incorporated herein by reference

     10.1      First Amendment, dated June 27, 1997, to Credit
               Agreement, dated as of April 8, 1997, between the company and BT Commercial Corporation, as Agent

     10.2      Second Amendment, dated July 9, 1997, to Credit
               Agreement, dated as of April 8, 1997, between the company and BT Commercial Corporation, as Agent

     10.3 Contract of Sale, dated August 4, 1997, between the company and KRCV Corp.

     10.4 Unitary Net Lease, dated August 6, 1997, between the company and KRCV Corp.

     10.5      Third Amendment, dated July 11, 1997, to the
               Loan Agreement dated July 3, 1990, between the company and Principal Mutual Life
               Insurance Company

     10.6      Assumption of Borrower's Obligations Under
               Loan Documents, Including Lender's Consent Thereto and Amendment of Loan Agreement, dated August 6,
               1997, by and among the company, KRCV Corp, and Principal Mutual Life Insurance Company

     11        Computation of Earnings per Common Share

     27        Financial Data Schedule




(b)  Reports on Form 8-K

     (1) A report dated July 11, 1997, filed under item 2, reporting the sale of 20 stores to Kmart Corporation for a negotiated price of $38 million cash, before closing adjustments and prepaid rent for the post closing inventory liquidation period. The following unaudited proforma condensed financial statements were included in the report:

          Pro Forma Condensed Balance Sheet as of April 26, 1997
          Pro Forma Condensed Statement of Earnings:
               Year Ended January 25, 1997
               13 Weeks Ended April 26, 1997


     (2) A report dated August 6, 1997, filed under item 5, reporting the sale and simultaneous leaseback of 49
          Venture fee and leasehold properties.






                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VENTURE STORES, INC.
                                              (Registrant)


Date: September 8, 1997                By:\s\Russell E. Solt
                                       Russell E. Solt
                                       Executive Vice President -
                                         Administration and
                                         Chief Financial Officer




                          Exhibit Index


Exhibit No. Description



 2 Asset Purchase Agreement, dated July 2, 1997, between Kmart Corporation and the company, filed as Exhibit 2 to the company's Current Report on Form 8-K dated July 11, 1997, is incorporated herein by reference

10.1      First Amendment, dated June 27, 1997, to Credit
          Agreement, dated as of April 8, 1997, between the company and BT Commercial Corporation, as Agent

10.2      Second Amendment, dated July 9, 1997, to Credit
          Agreement, dated as of April 8, 1997, between the company and BT Commercial Corporation, as Agent

10.3 Contract of Sale, dated August 4, 1997, between the company and KRCV Corp.

10.4 Unitary Net Lease, dated August 6, 1997, between the company and KRCV Corp.

10.5      Third Amendment, dated July 11, 1997, to the
          Loan Agreement dated July 3, 1990, between the company and Principal Mutual Life
          Insurance Company

10.6      Assumption of Borrower's Obligations Under
          Loan Documents, Including Lender's Consent
          Thereto and Amendment of Loan Agreement, dated August 6, 1997, by and among the company, KRCV Corp, and Principal Mutual Life
          Insurance Company

11        Computation of Earnings per Common Share

27        Financial Data Schedule