Form 10-Q
period 1997-10-25
VENTURE STORES INC
filed 1997-12-08
CIK 864968

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 25, 1997

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

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 1997:

             Common stock, $1 par value - 18,303,224




PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               Venture Stores, Inc.
                         Condensed Statement of Earnings
                                   (Unaudited)

(thousands, except per share data)

                                     13 WEEKS ENDED           39 WEEKS ENDED
                                October 25, October 26,  October 25, October 26,
                                    1997        1996         1997        1996


Net Sales                      $  286,273  $  330,233    $  929,196  $1,010,896

Costs and expenses:
  Cost of merchandise sold        227,403     246,506       748,349     753,060
  Selling, general,
    administrative and
    other expenses                 74,125      93,352       304,238     258,777
  Net interest expense             10,875       7,262        28,320      19,873

Earnings (loss) before income
  taxes and extraordinary item    (26,130)    (16,887)     (151,711)    (20,814)
Income tax provision (benefit)        312      (7,684)       (6,770)     (9,538)

Net earnings (loss) before
  extraordinary item              (26,442)     (9,203)     (144,941)    (11,276)
Extraordinary item (net of tax)         0           0        (2,402)          0

NET EARNINGS (LOSS)            $  (26,442) $   (9,203)   $ (147,343) $  (11,276)

Dividends on preferred stock          625         625         1,875       1,875

NET EARNINGS (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS       $  (27,067) $   (9,828)   $ (149,218) $  (13,151)

Earnings (loss) per common share:
  Before extraordinary item    $    (1.48) $    (0.54)   $    (8.03) $    (0.73)
  Extraordinary item
    (net of tax)                     0.00        0.00         (0.13)       0.00

EARNINGS (LOSS) PER
  COMMON SHARE                 $    (1.48) $    (0.54)   $    (8.16) $    (0.73)

DIVIDENDS DECLARED PER
  COMMON SHARE                 $      -    $      -      $      -    $      -

AVERAGE COMMON SHARES
  OUTSTANDING                      18,295      18,257        18,281      17,947


See accompanying Notes to Condensed Financial Statements.

                           Venture Stores, Inc.
                          Condensed Balance Sheet
(thousands)

                                      (Unaudited)  (Unaudited)
                                      October 25,  October 26, January 25,
                                         1997         1996        1997

ASSETS
Current assets:
   Cash and cash equivalents          $  10,947    $  11,656    $  10,178
   Accounts receivable, net              15,608       16,058       14,013
   Merchandise inventories              322,431      407,202      274,393
   Income taxes receivable                  993       13,371       12,187
   Other current assets                   7,936       11,584        7,167

Total current assets                    357,915      459,871      317,938

Property and equipment, at cost         434,988      537,401      532,888
Accumulated depreciation               (158,714)    (169,137)    (168,977)

Property and equipment, net             276,274      368,264      363,911

Deferred income taxes                    10,157        -            -
Other assets                             11,049        6,575        5,811

TOTAL ASSETS                          $ 655,395    $ 834,710    $ 687,660

LIABILITIES AND SHAREHOLDERS'
INVESTMENT
Current liabilities:
   Short-term debt                    $ 176,136    $ 164,530    $ 105,979
   Current maturities of
     long-term debt                       4,077        4,276        4,371
   Deferred income taxes                 10,157        3,571        4,962
   Accounts payable                     113,672      147,643      124,118
   Accrued expenses                      43,630       48,653       60,320

Total current liabilities               347,672      368,673      299,750

Long-term debt                          252,201      180,187      179,059
Other liabilities                         3,684        3,745        3,838

Deferred gain on sale/leaseback          17,991       19,429       19,070
Deferred income taxes                        -        32,854        4,012

Shareholders' investment                 33,847      229,822      181,931

TOTAL LIABILITIES AND SHAREHOLDERS'
  INVESTMENT                          $ 655,395    $ 834,710    $ 687,660


See accompanying Notes to Condensed Financial Statements.


                           Venture Stores, Inc.
                     Condensed Statement of Cash Flows
                                (Unaudited)

(dollars in thousands, except per share)
                                                      39 WEEKS ENDED
                                                 October 25, October 26,
                                                    1997        1996
OPERATING ACTIVITIES:
  Net earnings (loss)                            $(147,343)  $ (11,276)
  Items not requiring the outlay of cash:
    Depreciation and amortization                   24,808      23,992
    Deferred income tax and ITC                     (8,974)     16,421
    Extraordinary item                               3,893           0
    Loss on sale or disposal of assets              38,243         337
    Other                                              706       1,054
  Working capital and other                        (63,321)   (126,260)
  Total operating activities                      (151,988)    (95,732)

INVESTING ACTIVITIES:
  Additions of property and equipment               (4,114)    (11,020)
  Proceeds from sale of assets                      38,807       3,017
  Other                                                354         556
  Total investing activities                        35,047      (7,447)

FINANCING ACTIVITIES:
  Repayments of long-term debt                      (9,243)     (2,971)
  Proceeds from sale/leaseback                      70,500      15,000
  Short-term borrowings                             70,157      49,530
  Dividends                                         (1,875)     (1,875)
  Debt prepayment penalty                           (1,688)          0
  Financing costs                                  (10,141)     (2,314)
  Total financing activities                       117,710      57,370

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       769     (45,809)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      10,178      57,465

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  10,947   $  11,656

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period:
  Interest                                       $  25,998   $  18,780
  Income taxes                                   $ (10,553)  $ (26,252)

During the first quarter of 1996, the company made a non-cash contribution of its common stock to the Venture Profit Sharing Plan, which represented the entire 1995 company contribution. This contribution consisted of 199,985 shares of common stock with an average market price of $4.80 per share. During the second quarter of 1996, the company granted 704,200 shares of restricted stock with a market price of $7.75 per share on the date of grant. $706 and $1,054 charged to expense in the first 39 weeks of 1997 and 1996, respectively, related to restricted stock. During the third quarter of 1997, a capital lease obligation of $36,420 was incurred in connection with the sale/leaseback of leasehold interests.

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

4. In March 1997, the company established a stock option plan (the "1997 Stock Option Plan") that authorizes the granting of options to purchase common stock to certain associates of the company. A maximum of 350,000 shares of common stock may be issued under the 1997 Stock Option Plan. Options granted under the plan will be granted at the market price on the date of grant, have a maximum term of 10 years, may be exercised only after stated intervals of time, and are conditioned upon continued active employment with the company, except for periods following retirement, disability or death. The company has granted 358,000 options and cancelled 70,000 options under this plan in 1997.

5. On April 8, 1997, the company terminated its credit facility with BankAmerica Business Credit and entered into an agreement with BT Commercial Corporation for a secured revolving credit facility (the "Revolving Credit Facility") consisting of revolving credit loans and letters of credit of up to $250 million in the aggregate, with a sublimit of $125 million for letters of credit. The Revolving Credit Facility is in effect until April 8, 2000, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding leased or mortgaged real estate and certain personal property under leases. The Revolving Credit Facility requires the company to meet certain quarterly financial covenants, including minimum net worth, interest coverage and accounts payable to inventory ratios. During the second quarter of 1997, the Revolving Credit Facility was amended to increase the advance rate to 65 percent from 60 percent through December 31, 1997, and modify, among other things, the minimum net worth as of July 26, 1997 and October 25, 1997. During the third quarter of 1997, the Revolving Credit Facility was amended to modify the minimum net worth and interest coverage ratio. Under the terms of the Revolving Credit Facility, the company is prohibited from paying dividends on its common stock. As of October 25, 1997, the company was in compliance with these covenants, as amended.

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

6. On July 11, 1997 (the "Closing Date"), Venture Stores, Inc. sold 20 stores to Kmart Corporation ("Kmart") for a negotiated price of $38 million cash, before closing adjustments. Kmart also assumed, as of the Closing Date, certain specified liabilities of the company, including obligations under the leases relating to 17 of the stores. The assets purchased by Kmart include three stores that were owned by the company and the transfer of leases for 17 stores that were held under leases. In addition, the sale included substantially all personal property, other than inventory, located in the stores. The stores sold include five in the Dallas-Ft. Worth area, ten in Houston, two in Indianapolis, and one each in Des Moines, Iowa, Waterloo, Iowa, and Tulsa, Oklahoma. Kmart assumed occupancy of the stores by September 15, 1997.

     In connection with the sale, the company recorded a nonrecurring pre-tax charge of $63.9 million in the second quarter of 1997 for costs associated with selling and closing the stores and liquidating the inventory.

7. In 1997, the company recorded a valuation allowance of $52.1 million to reduce deferred tax assets to the amount expected to be realizable due to the continuing net operating losses.

8. During the third quarter of 1997, the company entered into an agreement with Kimco Realty Corporation ("Kimco") for a total value of approximately $130 million, involving the sale of company real estate assets and leasehold interests. The transaction provided cash proceeds of approximately $70 million, before closing adjustments, to finance the continuation of the company's repositioning as a family value retailer. It also included the assumption by Kimco of approximately $60 million of existing mortgage debt on certain properties.

     This transaction involved the sale of 49 fee and leasehold properties. The company simultaneously leased the assets back under a long-term lease. The lease, pursuant to which the company will retain possession of the properties, is for an initial term of 25 years.

     The transaction was accounted for as a financing in accordance with SFAS No. 98, "Accounting for Leases," and the related obligation is included in long-term debt and current maturities of long-term debt. The obligation is
     being amortized over the lease term.   Also, since this
     transaction was recorded as a financing, the related property remains on the company's books and is being depreciated over the lesser of the estimated useful life or the lease term. In addition, the sale of the leasehold interests, which were previously accounted for as operating leases, were capitalized in accordance with SFAS No. 98.
     The capital lease obligation is included in long-term debt and current maturities of long-term debt, and the capital lease asset is included in property and equipment. The minimum annual rent which the company is obligated to pay during the lease term is approximately $21.8 million. In addition, the company is obligated to pay real estate taxes, insurance premiums, maintenance expenses and other costs associated with certain of the properties.



Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations



RESULTS OF OPERATIONS

Third quarter 1997 sales were $286.3 million, down 13.3% from $330.2 million during the same period in 1996. For the 39 weeks ended October 25, 1997, sales were $929.2 million, a decrease of 8.1% from $1,010.9 million in the 39 weeks ended October 26,
1996.   Total sales for the quarter and year-to-date period
reflect a significantly lower number of locations beginning in mid-August as a result of the sale of 20 stores to Kmart Corporation. Sales for the year-to-date period were also negatively impacted by disruptions in the flow of merchandise from certain of the company's vendors and cooler than normal temperatures in the first quarter which negatively affected the sales of softline and seasonal merchandise. Total sales for the year-to-date period were positively impacted by an aggressive promotional strategy in June and strong sales in July at the 20 stores that were sold to Kmart Corporation which held inventory liquidation sales.

Loss before income taxes was $26.1 million in the third quarter of 1997, compared to $16.9 million in the third quarter of 1996. Tax benefits of $11.7 million for the third quarter of 1997 were offset by an equal amount of valuation reserve. Net loss applicable to common shareholders was $27.1 million, or $1.48 per share, for the third quarter of 1997, including a loss of $0.64 per share due to unrealizable deferred tax benefits. This compares to a net loss applicable to common shareholders of $9.8 million, or $0.54 per share, in the third quarter of 1996.

Net loss applicable to common shareholders, before nonrecurring and extraordinary items, was $82.9 million, or $4.53 per share, for the first 39 weeks of 1997, including a loss of $1.51 per share due to the recording of a valuation reserve against deferred tax benefits. This compares to a net loss applicable to common shareholders of $13.2 million, or $0.73 per share, for the same period in 1996.

During the first quarter of 1997, the company recorded an extraordinary pre-tax charge of $3.9 million ($2.4 million net of tax) or $0.13 per share, primarily for the write-off of unamortized deferred financing costs and prepayment penalties related to the termination of the company's previous credit agreement.

Second quarter of 1997 included a nonrecurring charge of $63.9 million, or $3.50 per share, for costs associated with selling and closing the 20 stores sold to Kmart and liquidating the inventory. The loss on this transaction included a loss of $1.34 per share because the company had to record a valuation reserve against unrealizable deferred income tax benefits. Of the total nonrecurring charge, $10.1 million (including a $4.0 million nonrecurring LIFO charge) is included in gross margin and $53.8 million is included in selling, general, administrative and other ("SG&A") expenses.

Including the nonrecurring and extraordinary items, net loss applicable to common shareholders was $149.2 million, or $8.16 per share, for the first 39 weeks of 1997.

The first 39 weeks of 1996 included a pre-tax gain from a real estate transaction of $2.1 million, or $0.07 per share.

The components of the net earnings (loss) as a percent of sales were as follows:

                             13 Weeks Ended     39 Weeks Ended
                            Oct. 25, Oct. 26, Oct. 25, Oct. 26,
                              1997     1996      1997     1996
Net sales                    100.0%   100.0%    100.0%   100.0%
Cost of merchandise sold
 (before LIFO charge)         79.3     74.5      79.9     74.4
LIFO charge                    0.1      0.1       0.6      0.1
Gross margin                  20.6     25.4      19.5     25.5
Selling, general, admin.
   and other expenses         25.9     28.3      32.7     25.6
Operating income (loss)       (5.3)    (2.9)    (13.2)    (0.1)
Net interest expense           3.8      2.2       3.1      2.0
Earnings (loss) before
   income taxes and
   extraordinary item         (9.1)    (5.1)    (16.3)    (2.1)
Income tax provision
   (benefit)                   0.1     (2.3)     (0.7)    (1.0)
Net earnings (loss) before
   extraordinary item         (9.2)    (2.8)    (15.6)    (1.1)
Extraordinary item
   (net of tax)                0.0      0.0      (0.3)%    0.0
Net earnings (loss)           (9.2)%   (2.8)%   (15.9)%   (1.1)%



As previously discussed, gross margin for the year-to-date period of 1997 includes a non-recurring charge of $10.1 million. Excluding the nonrecurring charge, gross margin as a percent of sales was 20.6% and 20.5% for the third quarter and 39 weeks of 1997, respectively, compared to 25.4% and 25.5% for the third quarter and 39 weeks of 1996, respectively. Gross margin as a percent of sales decreased during the third quarter and first 39 weeks of 1997 over the same periods from the prior year primarily due to higher promotional markdowns in the current year and a decrease in the sales of higher margin softline items as a percentage of total sales. This change in the sales mix resulted principally from the disruption in the flow of merchandise from certain of the company's vendors and cooler than normal temperatures in the first quarter.

The third quarters of 1997 and 1996 both included a LIFO charge of $0.5 million. For the first 39 weeks of 1997, the LIFO charge was $5.5 million, compared with $0.5 million for the same period in 1996. As previously discussed, the year-to-date period of 1997 included a $4.0 million nonrecurring LIFO charge related to the reduction in inventory as a result of the sale of 20 stores to Kmart.

Excluding the nonrecurring charge discussed above, SG&A expenses were $74.1 million and $250.4 million in the third quarter and first 39 weeks of 1997, respectively, compared to $93.4 million and $258.8 million in the third quarter and first 39 weeks of 1996, respectively. As a percent of sales, excluding the nonrecurring charge, SG&A expenses were 25.9% and 28.3% in the third quarter of 1997 and 1996, respectively, and 27.0% and 25.6% in the first 39 weeks of 1997 and 1996, respectively. SG&A expenses decreased in the third quarter of 1997 compared to the third quarter of 1996 primarily due to a decrease in store expenses, such as payroll, advertising, rent, and utilities, as a result of the reduced number of stores from the sale of 20 stores to Kmart. These third quarter decreases were partially offset in the year-to-date period of 1997 compared with the year-to-date period of 1996 by an increase in advertising expense through the second quarter of 1997 and the reduction of certain insurance accruals no longer required, the reduction of certain previously provided benefit accruals, and the reduction of recorded reserves on a closed store all in 1996.

Net interest expense increased during the third quarter and first 39 weeks of 1997 compared to the same periods in 1996 due to the increase in short-term borrowings and an increase in long-term debt resulting from the sale/leaseback transaction in the third quarter of 1997.

The income tax provision (benefit) in the current year was impacted by the establishment of a valuation allowance of $52.1 million to reduce deferred tax assets to the amount expected to be realizable due to the continuing net operating losses.


FINANCIAL CONDITION

On April 8, 1997, the company terminated its credit facility with BankAmerica Business Credit and entered into an agreement with BT Commercial Corporation for a secured revolving credit facility (the "Revolving Credit Facility") consisting of revolving credit loans and letters of credit of up to $250 million in the aggregate, with a sublimit of $125 million for letters of credit. The Revolving Credit Facility is in effect until April 8, 2000, and is secured by the inventory, equipment, and substantially all other assets of the company, excluding leased or mortgaged real estate and certain personal property under leases. The Revolving Credit Facility requires the company to meet certain quarterly financial covenants, including minimum net worth, interest coverage and accounts payable to inventory ratios. During the second quarter of 1997, the Revolving Credit Facility was amended to increase the advance rate to 65 percent from 60 percent through December 31, 1997, and modify, among other things, the minimum net worth as of July 26, 1997 and October 25, 1997. During the third quarter of 1997, the Revolving Credit Facility was amended to modify the minimum net worth and interest coverage ratio. A copy of this amendment is filed as Exhibit 10 hereto. Under the terms of the Revolving Credit Facility, the company is prohibited from paying dividends on its common stock. As of October 25, 1997, the company was in compliance with these covenants, as amended.

Interest on borrowings under the Revolving Credit Facility is payable based on multiple rate options. Additionally, the company is required to pay certain unused line fees and letter of credit fees.

The company's debt-to-capitalization ratio (including the present value of operating leases) was 92.1% at October 25, 1997 compared to 68.3% at the end of the third quarter of 1996 and 72.7% at year-end 1996.

During the second quarter of 1997, the company sold 20 stores to Kmart for a negotiated price of $38 million cash, before closing adjustments. During the third quarter of 1997, the company entered into an agreement with Kimco Realty Corporation ("Kimco") for a total value of approximately $130 million, involving the sale of company real estate assets and leasehold interests. The transaction provided cash proceeds of approximately $70 million, before closing adjustments, to finance the continuation of the company's repositioning as a family value retailer. It also included the assumption by Kimco of approximately $60 million of existing mortgage debt on certain properties. See Notes 6 and 8 to the Condensed Financial Statements for further discussion of these transactions.

The increase in long-term debt is due primarily to a $70.5 million financing obligation and a $36.4 million capital lease obligation from the sale/leaseback recorded as a financing.
These increases were partially offset by the prepayment of approximately $5.8 million of mortgage notes from the proceeds of the sale of 20 stores to Kmart, a $22.3 million reduction in the financing obligation from previous sale/leaseback transactions as a result of Kmart assuming certain of these obligations, and regularly-scheduled maturities of long-term debt and capital leases.

During the second quarter of 1997, (i) Standard & Poor's lowered the ratings of the medium term notes and 6.75% revenue bonds due March 1, 2009 from B- to CCC and lowered the ratings of the company's preferred stock from CCC+ to CCC-, and (ii) Moody's Investor Services lowered the ratings of the medium term notes from B3 to Caa2 and lowered the ratings on the company's preferred stock from caa to ca. Debt ratings by various rating agencies reflect the agencies' opinions of the ability of the issuers to repay debt obligations punctually. Lower ratings generally result in higher future borrowing costs.

The increase in short-term debt from year end 1996 reflects the seasonal build-up of inventory in anticipation of the holiday selling season and the company's greater reliance on short-term debt to fund working capital as a result of reduced sales and the net losses.

Non-current deferred income taxes were a liability of $32.9 million at October 26, 1996 and an asset of $10.2 million at October 25, 1997. The change in non-current deferred income taxes resulted primarily from the creation of net operating loss carryforwards during 1996 and the first three quarters of 1997 and the conclusion of an IRS examination that resulted in
significant capital recovery adjustments.   In 1997, the company
recorded a valuation allowance of $52.1 million to reduce deferred tax assets to the amount expected to be realized due to the net operating losses. Net deferred tax assets were zero at the end of third quarter 1997. The decrease in income taxes receivable from third quarter and year-end 1996 resulted from an IRS refund received in the first quarter of 1997.

The decrease in accrued expenses in the third quarter of 1997 from year-end 1996 is primarily due to the reduction in real estate tax accruals as a result of the sale of 20 stores to Kmart and the sale/leaseback of 49 properties in 1997, and a decrease in reserves related to store closings.

The decrease in merchandise inventories between third quarter
1996 and third quarter 1997 is principally the result of the sale of 20 stores to Kmart, as well as a store-for-store reduction in inventory levels of approximately 9%.

The decrease in other current assets from the third quarter of 1996 to the third quarter of 1997 resulted primarily from a decrease in prepaid advertising expense. The increase in other assets is primarily due to an increase in deferred financing costs related to the new Revolving Credit Facility and the third quarter of 1997 sale/leaseback. These increases were partially offset by the write-off of unamortized deferred financing costs related to the previous credit agreement.

The decrease in property and equipment from third quarter and year-end 1996 to third quarter 1997 is due primarily to the write-off of the net book value of assets sold to Kmart in the second quarter of 1997, net of capital lease assets recorded as part of the third quarter 1997 sale/leaseback.

The capital expenditure budget totals approximately $18.0 million for 1997 and is expected to be used primarily for new store fixtures, remodeling existing stores and for the ordinary repair and replacement of store and distribution center assets. The company does not anticipate opening any new stores in 1997.

In the first three quarters of 1997, the company's sales and gross margin were significantly below plan, primarily as a result of the disruptions in merchandise flow. The company believes that working capital and capital expenditure requirements for the balance of 1997 will be funded through a combination of cash flow from operations, and borrowings under the Revolving Credit Facility.

The company utilizes software and related technologies that will be affected by the date change in the year 2000. The company is currently assessing the impact of this issue on its operations. Although final cost estimates have yet to be completed, the company expects to incur costs of between $5 million and $8 million over the next few years to address this issue. The company expects to complete its system study by the end of 1997.


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




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


     10        Third Amendment, dated October 24, 1997, to Credit
               Agreement, dated as of April 8, 1997, between the company and BT Commercial Corporation, as Agent

     11        Computation of Earnings per Common Share

     27        Financial Data Schedule




(b)  Reports on Form 8-K


     A report dated August 6, 1997, filed under item 5, reporting the sale and simultaneous leaseback of 49 company fee and leasehold properties.






                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VENTURE STORES, INC.
                                              (Registrant)


Date: December 8, 1997                 By:\s\Russell E. Solt
                                       Russell E. Solt
                                       Executive Vice President -
                                         Administration and
                                         Chief Financial Officer




                          Exhibit Index


Exhibit No. Description



10 Third Amendment, dated October 24, 1997, to Credit Agreement, dated as of April 8, 1997, between the company and BT Commercial
          Corporation, as Agent

11        Computation of Earnings per Common Share

27        Financial Data Schedule